Form 10KSB
period 1999-10-31
BISON INSTRUMENTS INC
filed 2000-01-31
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the fiscal year ended October 31, 1999
                          ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
for the transition period from  ______________ to   _________________________

Commission file number 000-27297
                       --------------

Bison Instruments, Inc.
-----------------------------------------
(Name of Small Business Issuer in its charter)



Minnesota                                 E41-0947661
--------------------------                --------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification No.)



5610 Rowland Road, Minneapolis, MN                55343-8956
-----------------------------------               -----------------------
(Address of principal executive office)           (Zip Code)


Issuer's telephone number           (612) 931-0051
                                    -------------------------

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class                             Name of each exchange on which
                                                registered
N/A
------------------------                        ------------------------

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock
------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [x] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year:  $129,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $39,231 as of December 31, 1999

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes               No
                                                   ------------    ------------

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of December 31, 1999.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the "Mu-Meter"). The sales included the intellectual property and inventory of the product lines. An agreement condition provides for Bison to share in the profit on the resale by the Purchaser of four finished Mu-Meter inventory units the Purchaser acquired, provided the units are sold within three years of the closing date. Bison's share of the sales of the finished Mu-Meter units is to be paid by the purchaser 30 days after any sale of a unit. Also, in the fiscal year of 1999, the Company made sales of residual seismic product inventory on hand.

The Company currently has one employee, the General Manager, who administers the corporate affairs and monitors residual business matters.

Subject to market conditions and opportunities, the Company intends to explore various alternatives, including acquisition opportunities, for the future use of the public corporate entity. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Bison has a wholly-owned subsidiary, Bison International, Inc., which was incorporated in the U.S. Virgin Islands. Bison International, Inc, processed some international sales of the Company in the past, but is now essentially inactive.

Andus Inc., a Delaware corporation, owns 67.05% of the Company. Andus Inc. is a wholly-owned subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc., directly or indirectly, also owns a controlling interest in Pylon Electronics Inc., Canbar Inc. and Adjusta-Post Manufacturing Company, which are involved in the manufacture and sale of various retail and industrial products. Androcan Inc. is controlled by Mr. Barrie D. Rose, and members of his family.

The Company sends out audited financial statements for each fiscal year-end to its security holders. This is the Company's first report filed with the Securities and Exchange Commission subsequent to the initial registration of its securities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of the Company's plan to seek merger or acquisition opportunities, and the manner in which the Company may participate in a business opportunity.

The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company operates out of leased office space located at 5610 Rowland Road, Minneapolis, Minnesota.

The Company does not currently hold investments in real estate or mortgages relating to real estate.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently party to any pending legal proceeding, and its property is not the subject of any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common equity is traded principally on the OTCBB Bulletin Board service. The high and low bids on the Company's common equity stock for each quarter in the last three fiscal years and subsequent interim periods are set out in the following table.


  FISCAL YEAR                HIGH                         LOW
  1997 Q1                    $2.50                        $2.50
  1997 Q2                    $2.50                        $2.50
  1997 Q3                    $2.50                        $2.50
  1997 Q4                    $2.50                        $2.50
  1998 Q1                    $2.50                        $1.50
  1998 Q2                    $1.50                        $0.25
  1998 Q3                    $0.25                        $0.25
  1998 Q4                    $0.25                        $0.11
  1999 Q1                    $0.11                        $0.10
  1999 Q2                    $0.10                        $0.10
  1999 Q3                    $0.17                        $0.06
  1999 Q4                    $0.17                        $0.17


Because the securities of the Company may constitute "penny stocks" as defined in the Securities and Exchange Commission rules, the Company's securities may be subject to rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rules may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in the offering to sell their securities in any market that might develop therefor.

In addition, the Securities and Exchange Commission has adopted a number of other rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-8 and 15g-9 under the Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after the prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitation to prevent the described patterns from being established with respect to the Company's securities.

ITEM 6.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net income for 1999 was $87,550 or $0.10 per share, compared with a loss in 1998 of $152,000 or $0.17 per share.

Included in earnings for the year was the sale of the Mu-Meter Airport Runway Friction Measuring System product line, and remaining inventory. The sale was approved by the shareholders, and closed in November 1998. The sale generated proceeds of $179,000 and a gain of $129,000.

The Company continues to monitor the resale of four Mu-Meter inventory units by the Purchaser of the Mu-Meter product line. The Company is entitled to a share of the profit on the resale of the four finished inventory units provided the units are sold within three years of the closing date. Bison's share of the sales of the finished units is to be paid by the Purchaser 30 days after any sale of a unit.

The sale by Bison of its product lines has essentially rendered Bison inactive. Operating expenses have been reduced to a minimum. The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. The Company has sufficient cash resources to maintain these reduced operations for the foreseeable future.

The Company has income tax losses of $1,400,000 available for carryforwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2010 and 2015.

The Company continues to pursue other business opportunities for the corporation going forward. However, there is no guarantee that the Company will be successful in its endeavors.

ITEM 7.  FINANCIAL STATEMENTS

         BISON INSTRUMENTS, INC.
         (Expressed in United States dollars)
         Years ended October 31, 1999 and 1998

AUDITORS' REPORT


To the Directors and Stockholders of Bison Instruments, Inc.


We have audited the balance sheets of Bison Instruments, Inc. as at October 31, 1999 and 1998 and the statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.



/s/ KPMG LLP

Chartered Accountants

Toronto, Canada
December 6, 1999

BISON INSTRUMENTS, INC.
Balance Sheets
(Expressed in United States dollars)

October 31, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                    1998
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
      Cash                                                                               $ 138,176              $  33,199
      Accounts receivable                                                                    4,150                 16,167
      Inventories                                                                                -                 79,000
      Prepaid expenses and other assets                                                          -                  2,226

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 142,326              $ 130,592
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued liabilities                                           $   4,351              $  80,120

Stockholders' equity (note 4):
      Capital stock:
            Authorized:
                  2,000,000 common shares, $0.10 par value
            Issued and outstanding:
                  888,180 (1998 - 889,890) common shares                                    88,818                 88,989
      Capital in excess of par value                                                       913,826                914,002
      Deficit                                                                             (864,669)              (952,519)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           137,975                 50,472

Operations (note 1)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 142,326              $ 130,592
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

On behalf of the Board:

/s/ Edward G. Lampman               Director
-------------------------------

/s/ Lawrence M. Martin              Director
-------------------------------

BISON INSTRUMENTS, INC.
Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended October 31, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                    1998
-----------------------------------------------------------------------------------------------------------------------------------

Sales                                                                                   $       -                $ 519,733

Cost of goods sold                                                                              -                  255,583
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                    -                  264,150

Operating expenses:
      Selling, general and administrative                                                  41,182                  553,293
      Provision for restructuring (note 5)                                                      -                  (18,717)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           41,182                  534,576
-----------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                                            (41,182)                (270,426)

Other income (note 1)                                                                     129,032                  118,512
-----------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                                                        87,850                 (151,914)

Income taxes (note 6)                                                                           -                        -
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                                                        87,850                 (151,914)

Deficit, beginning of year                                                               (952,519)                (800,605)

-----------------------------------------------------------------------------------------------------------------------------------
Deficit, end of year                                                                    $(864,669)               $(952,519)
-----------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share                                                               $   0.099                $  (0.171)
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

BISON INSTRUMENTS, INC.
Statements of Cash Flows
(Expressed in United States dollars)

Years ended October 31, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                    1998
-----------------------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Cash flows from operating activities:
      Net earnings (loss)                                                               $  87,850                $(151,914)
      Adjustments to reconcile net earnings
      (loss) to net cash provided by (used in)
      operating activities:
            Depreciation                                                                        -                   59,974
            Gain on disposal of product lines,
             including inventory                                                          (94,799)                (105,465)
            Gain on disposal of fixed assets                                              (34,233)                 (10,905)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (41,182)                (208,310)
      Changes in non-cash working capital balances related to operations:
            Accounts receivable                                                            12,017                  291,524
            Notes receivable                                                                    -                  151,667
            Inventories                                                                         -                  (82,882)
            Prepaid expenses and other assets                                               2,226                   36,268
            Accounts payable and
             accrued liabilities                                                          (75,769)                (226,866)
            Accrued wages and commissions                                                       -                  (84,723)
-----------------------------------------------------------------------------------------------------------------------------------

      Net cash (used in) operating activities                                            (102,708)                (123,322)

Cash flows from investing activities:
      Proceeds on disposal of fixed assets                                                 34,233                   37,382
      Proceeds on disposal of product lines,
       including inventory                                                                173,799                  466,094
      Capital expenditures                                                                      -                   (5,512)
-----------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by
      investing activities                                                                208,032                  497,964

Cash flows from financing activities:
      Loan payable                                                                              -                 (450,560)
      Capital stock                                                                          (347)                       -
-----------------------------------------------------------------------------------------------------------------------------------

      Net cash (used in) financing activities                                                (347)                (450,560)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                           104,977                  (75,918)

Cash, beginning of year                                                                    33,199                  109,117

-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                       $ 138,176                $  33,199
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
      Cash paid for interest                                                            $       -                $       -
      Cash paid for income taxes                                                                -                        -

-----------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

BISON INSTRUMENTS, INC.
Notes to Financial Statements
(Expressed in United States dollars)

Years ended October 31, 1999 and 1998

-------------------------------------------------------------------------------

Bison Instruments, Inc. (the "Company") was engaged in the manufacture of geophysical and other measurement instruments, sold internationally, until the end of this fiscal year. Andus Inc. ("Andus") owns approximately 66.9% of the Company's outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.

1.    GAIN ON DISPOSAL OF PRODUCT LINES AND FIXED ASSETS:

      On June 5, 1998, the Company sold the seismic products lines, including all inventory and intellectual property associated therewith, to a third party resulting in a net gain on disposal of product lines and fixed assets of $118,512.

      On November 23, 1998, the Company sold its Mu-Meter product line, including inventory and intellectual property rights, resulting in a gain of $129,032.

      At October 31, 1998, the operations of the Company had essentially ceased.


2.    SIGNIFICANT ACCOUNTING POLICIES:

      (a)   Income taxes:

            The Company accounts for income taxes in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (b)   Fair value of financial assets and financial liabilities:

            The fair values of the Company's cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short periods to maturity of the instruments.

      (c)   Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.


      (d)   Earnings (loss) per share:

            The earnings (loss) per share computations are based on the weighted average number of common shares outstanding during each year.

3.    RELATED PARTY TRANSACTIONS:

      The Company accrued management fees of nil (1998 - $25,000) to its parent company. Included in accrued liabilities is $1,351 (1998 - $25,000) payable to its parent company.

4.    STOCKHOLDERS' EQUITY:

      During the year, in accordance with Minnesota Corporate Law, the Company paid a total amount of $347 to stockholders exercising their right to dissent to the sale of the Mu-Meter product line as described in note 1. These payments were applied as follows:

      -------------------------------------------------------------------------

       Issued and outstanding common shares                               $ 171
       Capital in excess of par value                                       176

      -------------------------------------------------------------------------
                                                                          $ 347
      -------------------------------------------------------------------------

5.    RESTRUCTURING EXPENSES:

      During 1997, the Company commenced reorganizing and downsizing its operations. Severance payments and other related expenses of $88,000 were accrued in the 1997 financial statements. Of the $88,000, approximately $70,000 was paid out by October 31, 1998; the remaining $18,000 was taken into income in 1998.

6.    INCOME TAXES:

      The tax effects of temporary differences, resulting from net operating loss carryforwards of approximately $1,400,000, that give rise to significant portions of deferred tax assets at October 31, 1999 and October 31, 1998 are presented below:

      --------------------------------------------------------------------------
                                                          1999          1998
      --------------------------------------------------------------------------

       Deferred tax assets primarily attributable
         to losses available for carryforwards          $537,000      $565,000
       Less valuation allowance                          537,000       565,000

      --------------------------------------------------------------------------
       Net deferred tax assets                          $      -      $      -
      --------------------------------------------------------------------------


7.    RETIREMENT PLAN:

      The Company had a 401(k) defined contribution retirement plan in 1998 which was available to all company employees who reached the age of 21 and had completed six months of employment. Employer contributions to a maximum of 4% of qualified compensation were made at a rate of 50% of employees' contributions. Expenses incurred by the Company related to such contributions were nil (1998 - $6,950). This plan has been terminated.


8.    SEGMENT OF BUSINESS:

      The Company's operations were in one principal segment - the manufacture and sale of geophysical and other measurement instrumentation. A breakdown of sales by geographic area is as follows:

      -------------------------------------------------------------------------
                                                                       1998
      -------------------------------------------------------------------------

       Domestic customers                                            $339,358
       Foreign customers:
             Europe                                                    76,704
             Canada                                                    91,191
             Asia                                                       2,262
             Argentina                                                  1,202
             South America                                              1,468
             All other                                                  7,548

      -------------------------------------------------------------------------
                                                                     $519,733
      -------------------------------------------------------------------------

      Sales amounts reported for 1998 include instrument rental income of $116,256.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

No independent accountant whose services were employed by the Company or any independent accountant on whom the report is relied on by the Company have resigned or been dismissed in the two most recent fiscal years or subsequent interim periods.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   DIRECTORS
NAME                AGE   POSITIONS HELD IN BISON   TERM OF OFFICE  SERVED SINCE
Barrie D. Rose       69   Director                     1 year           1983
Allan D. Erickson    55   Director                     1 year           1982
Glen A. Peer         36   Director                     1 year           1996
Edward G. Lampman    54   Director, and Chief          1 year           1996
                          Executive Officer
Lawrence M. Martin   58   Director and General         1 year           1998
                          Manager


Barrie D. Rose. Mr. Rose has held a number of executive positions in a variety of industrial companies. Mr. Rose founded the Androcan Group of Companies in 1984. He is currently Chairman and Chief Executive Officer of Androcan Inc., and Chairman and President of Andus Inc.

Allan D. Erickson. As well as being a
director of Bison Instruments, Inc. since 1992, Mr. Erickson is also the founder and President of Dagan Corporation, and is one of the principal shareholders of Dagan Corporation.

Glen A. Peer. Mr. Peer has been President of Pylon Electronics Inc. since 1995. Prior to that, Mr. Peer was Vice-President and General Manager of Hathaway Inc.

Edward G. Lampman. Mr. Lampman has held a number of positions with the Androcan Group of Companies since 1993. He is currently President of Androcan Inc., and Vice-President of Andus Inc.

Lawrence M. Martin. Mr. Martin has been engaged since July 1997 on a contract basis as the Acting General Manager of Bison Instruments, Inc. Prior to consulting for Bison, he was Vice-President of Marketing for Hitchcock Industries from 1985 to 1997.

None of the directors or officers, or any companies employing them, have been subject to any bankruptcy, or criminal proceedings or are subject to any orders by the civil courts limiting their ability to carry on business or trade in securities.

Barrie D. Rose, Edward G. Lampman, Allan Erickson, Glen A. Peer and Lawrence M. Martin were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. None of such persons made a timely filing of Form 3, but all such filings will be completed early in 2000. None of such persons filed a timely reports on Form 5 for the fiscal year ended October 31, 1999. However, delinquent filings of Form 5 for the fiscal year ended October 31, 1999, will be completed in early 2000.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)   Summary Compensation Table


                            ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                                                                             AWARDS             PAYOUTS
   (a)                      (b)       (c)      (d)        (e)            (f)         (g)          (h)          (i)
NAME AND PRINCIPAL          YEAR     SALARY   BONUS    COMPENSATION    AWARD(S)    OPTIONS      PAYOUTS    COMPENSATION
POSITION                              ($)      ($)        ($)            ($)       /SARS (#)      ($)         ($)
Edward G. Lampman, Chief    1998               nil                       nil                    nil           nil
Executive Officer           1997               nil                       nil                    nil           nil
                            1996               nil                       nil                    nil           nil


(b)    Option/SAR in Last Fiscal Year

                                                       INDIVIDUAL GRANTS
      (a)                     (b)                             (c)                             (d)                         (e)
                     NUMBER OF SECURITIES            % OF TOTAL OPTIONS/SARS           EXERCISE OR BASE PRICE          EXPIRATION
                    UNDERLYING OPTIONS/SARS         GRANTED TO EMPLOYEES IN                  ($/SH)                       DATE
NAME                      GRANTED (#)                     FISCAL YEAR
     N/A *                   -                               -                                  -                           -

(c) Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/ Share Values


     (a)               (b)                            (c)                             (d)                           (e)
                                                                         NUMBER OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED
                 SHARES ACQUIRED ON              VALUE REALIZED             UNEXERCISED OPTIONS/SARS AT    IN-THE-MONEY OPTIONS/
NAME               EXERCISE (#)                       ($)                           FY-END (#)               SARS AT FY-END ($)
                                                                            EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE

     N/A *              -                              -                                -                             -

* The Company had previously granted an option to purchase shares in the Company at $2.25 to a former officer. These options were cancelled in 1997 and were not replaced.

(d)   Long-term Incentive Plans - Awards in Last Fiscal Year


                                                                                   ESTIMATED FUTURE PAYOUTS UNDER NO STOCK
                                                                                               PRICED-BASED PLANS
(a)                   (b)                               (c)                        (d)                  (e)                (f)
            NUMBER OF SHARES, UNITS OR        PERFORMANCE OR OTHER PERIOD                             TARGET             MAXIMUM
NAME            OTHER RIGHTS (3)               UNTIL MATURATION OR PAYOUT     THRESHOLD ($ OR #)     ($ OR #)           ($ OR #)

      N/A             -                                  -                          -                    -                  -


(e)   Compensation of Directors

      Allan D. Erickson and Lawrence M. Martin are each paid an annual retainer of $1,000, as well as fees in the amount of $200 per meeting for their services as directors of the Company. None of the other directors receive compensation for their services as directors.

(f) Employment Contracts and Termination of Employment/Change in Control Arrangements

      The Company does not have any compensatory plan or arrangement regarding the termination of any executive officer or regarding a change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)         Security Ownership Greater than 5%


       (1)                                (2)                                      (3)                                 (4)
  TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER      AMOUNT AND NATURE OF BENEFICIAL OWNER        PERCENT OF CLASS

Common Stock                Andus, Inc.*                                  595,539 Common Shares                       67.05%
                            1209 Orange Street,
                            Wilmington, Delaware, 19801

          * Andus, Inc., a Delaware corporation, is a subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc. is controlled by Barrie
             D. Rose, and members of his immediate family.

(b)   Security Ownership of Management


       (1)                                   (2)                                   (3)                                  (4)
  TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER    AMOUNT AND NATURE OF BENEFICIAL OWNER         PERCENT OF CLASS

Common Stock                 Allan D. Erickson                             12,418 Common Shares                         1.40%
                             2855 Park Avenue
                             Minneapolis, Minnesota, 55407

Common Stock                 Barrie D. Rose                               595,539 Common Shares                        67.05%
                             50 Bartor Road
                             Toronto, Ontario,
                             Canada, M9M 2G5

Common Stock                 Total as a Group                             607,957                                      68.45%

(c)  Change in Control

     There are not currently any arrangements in place which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has not entered into any transaction during the last two years to which the Company was a party in which any director or executive officer or nominees thereof or securities holders or members of their immediate families were also involved or have a direct or indirect material interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS

            The rights of securities holders are set out in their entirety in the Articles of Incorporation of the Company, its By-laws and all amendments thereto. The Articles and By-laws were contained in Form 10-SB filed by the Company on October 4, 1999, and are incorporated herein by reference.

            The Company is not subject to any voting trust agreements.

            As the Company is essentially inactive at the time of this filing, it is not currently party to any material contracts aside from a monthly lease for a small office space. A copy of the lease document and other related documents were contained in Form 10-SB filed by the Company on October 6, 1999 and are incorporated by reference herein.

            The Company was party to two separate material contracts in the last two years wherein the Company disposed of substantially all of its assets. Copies of these documents were contained in Form 10-SB filed by the Company on October 6, 1999 and are incorporated by reference herein.

            A Financial Data Schedule is included as an exhibit to this Form 10-KSB.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Bison Instruments, Inc.
                                    ------------------------------------

Date: January 21, 2000              By:         /s/ Edward G. Lampman
      ------------------                        ------------------------
                                                    (Signature)

                                    Edward G. Lampman
                                    -------------------------------
                                    (Print Name of Signing Officer)

                                    Chief Executive Officer
                                    -------------------------------
                                    (Title of Signing Officer)