Form 10QSB
period 2000-01-31
BISON INSTRUMENTS INC
filed 2000-03-15
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended January 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from ___________ to ___________

Commission file number 000-27297
                       ---------------------


Bison Instruments, Inc.
-------------------------------------------------
(Name of Small Business Issuer in its charter)



Minnesota                                        E41-0947661
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)



5610 Rowland Road, Minneapolis, MN                          55343-8956
----------------------------------                          --------------------
(Address of principal executive office)                     (Zip Code)


Issuer's telephone number    (612) 931-0051
                             --------------------------------

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ________ No ________

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of February 29, 2000.

PART I

ITEM 1. FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                JANUARY 31, 2000

                                                                    2000           1999
ASSETS
Cash                                                          $  136,275     $  146,125
Accounts receivable                                                4,150         10,000
                                                           -----------------------------
                                                              $  140,425     $  156,125
                                                           =============================

LIABILITIES
Accounts payable and accrued liabilities                      $    5,351     $   44,000
                                                           ----------------------------
                                                              $    5,351     $   44,000
                                                           -----------------------------

STOCKHOLDERS' EQUITY
Capital stock                                                 $   88,818     $   88,818
Capital in excess of par value                                   913,826        913,826
Deficit                                                         (867,570)      (890,519)
                                                           -----------------------------
                                                              $  135,074     $  112,125
                                                           -----------------------------

                                                              $  140,425     $  156,125
                                                           =============================


                       STATEMENT OF OPERATIONS AND DEFICIT
                       THREE MONTHS ENDED JANUARY 31, 2000

                                                                    2000           1999
                                                           -----------------------------
Sales                                                                 --             --

Cost of goods sold                                                    --             --
                                                           -----------------------------

Gross profit                                                          --             --

Selling, general and administrative expenses                  $    2,901     $   32,000
Other income                                                          --         94,000
                                                           -----------------------------

Net income (loss)                                                 (2,901)        62,000

Deficit, beginning of period                                    (864,669)      (952,519)
                                                           -----------------------------

Deficit, end of period                                        $ (867,570)    $ (890,519)
                                                           =============================

                             STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED JANUARY 31, 2000

                                                                2000            1999
Cash provided by (used in):

Cash flows from operating activities:
  Net income (loss)                                       $   (2,901)     $   62,000
  Adjustments
    Gain on disposal of product lines                             --         (94,000)
                                                        -----------------------------

                                                          $   (2,901)        (32,000)

Changes in non-cash working capital balances
  Accounts receivable                                             --           6,167
  Prepaid expenses and other assets                               --           2,226
  Accounts payable and accrued liabilities                     1,000         (36,919)
                                                        -----------------------------

Net cash used in operating activities                         (1,901)        (60,526)
                                                        -----------------------------

Cash flows from investing activities:
  Proceeds on disposal of product lines                           --         173,799
                                                        -----------------------------

  Net cash provided by investing activities                       --         173,799
                                                        -----------------------------

Cash flows from financing activities:
  Capital stock                                                   --            (347)
                                                        -----------------------------

  Net cash used in financing activities                           --            (347)
                                                        -----------------------------

Increase (decrease) in cash                                   (1,901)        112,926

Cash, beginning of period                                    138,176          33,199
                                                        -----------------------------

Cash, end of period                                       $  136,275      $  146,125
                                                        =============================

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended January 31, 2000, are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year-ended October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The net loss for the first quarter of fiscal year 2000 was $2,901 or $0.00 per share, compared with a net income of $62,000 or $0.07 per share for the same period last year.

No sales or other revenues were recorded for the Company in the first quarter of fiscal year 2000. Earnings for the first quarter of fiscal 1999 include the sale of the Mu-Meter Airport Runway Friction Measuring System product line.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of the Company's plan to seek other business opportunities, and the manner in which the Company may participate in such business opportunities.

The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan to pursue other business opportunities for the corporation. There is no guarantee that the Company will be successful in its endeavors.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently party to any pending legal proceeding, and its property is not the subject of any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES

The instruments defining the rights of shareholders have not been materially modified during the quarterly period of the report. The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

N/A

PART III

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        The rights of securities holders are set out in their entirety in the Articles of Incorporation of the Company, its By-laws and all amendments thereto. The Articles and By-laws were contained in Form 10-SB filed by the Company on October 6, 1999, and are incorporated herein by reference.

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

        A statement regarding the computation of share earnings has not been included in this Form for Registration of Securities, as the primary and fully-diluted share earnings are identical and can be clearly determined from the financial statements provided.

        A Financial Data Schedule is included as an exhibit to this Form 10-QSB.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Bison Instruments, Inc.
                                             -------------------------------

Date: March 10, 2000                   By:   /s/ Edward G. Lampman
      --------------                         -------------------------------
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