Form 10QSB
period 2000-04-30
BISON INSTRUMENTS INC
filed 2000-06-14
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended April 30, 2000

[]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934 for the transition period from___________to___________

Commission file number 000-27297


Bison Instruments, Inc.
----------------------------------------------
(Name of Small Business Issuer in its charter)



Minnesota                                                     E41-0947661
--------------------------------------------                  -----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



5610 Rowland Road, Minneapolis, MN                   55343-8956
----------------------------------                   ----------
(Address of principal executive office)              (Zip Code)


Issuer's telephone number  (612) 931-0051

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____________ No _____________

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of May 31, 2000.

PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                 APRIL 30, 2000
                                                     2000              1999
ASSETS
Cash                                            $ 129,176         $ 103,761
Accounts receivable                                 4,150                --
                                                ---------         ---------
                                                $ 133,326         $ 103,761
                                                =========         =========

LIABILITIES
Accounts payable and accrued liabilities        $   2,351         $   2,664
                                                ---------         ---------
                                                $   2,351         $   2,664
                                                ---------         ---------

STOCKHOLDERS' EQUITY
Capital stock                                   $  88,818         $  88,818
Capital in excess of par value                    913,826           913,826
Deficit                                          (871,669)         (901,547)
                                                ---------         ---------
                                                $ 130,975         $ 101,097
                                                ---------         ---------

                                                $ 133,326         $ 103,761
                                                =========         =========


                       STATEMENT OF OPERATIONS AND DEFICIT
                        THREE MONTHS ENDED APRIL 30, 2000

                                                     2000              1999
                                                ---------         ---------

Sales                                                  --                --

Cost of goods sold                                     --                --
                                                ---------         ---------

Gross profit                                           --                --

Selling, general and administrative expenses    $  13,140         $  45,177
Other income                                        6,140            96,149
                                                ---------         ---------

Net income (loss)                                  (7,000)           50,972

Deficit, beginning of period                     (864,669)         (952,519)
                                                ---------         ---------

Deficit, end of period                          $(871,669)        $(901,547)
                                                =========         =========

                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED APRIL 30, 2000

                                                     2000              1999

Cash provided by (used in):

Cash flows from operating activities:
  Net income (loss)                             $  (7,000)        $  50,972
  Adjustments
    Gain on disposal of product lines                  --           (94,779)
                                                ---------         ---------

                                                $  (7,000)          (43,827)

Changes in non-cash working capital balances
  Accounts receivable                                  --            16,167
  Prepaid expenses and other assets                    --             2,226
  Accounts payable and accrued liabilities         (2,000)          (77,456)
                                                ---------         ---------

Net cash used in operating activities              (9,000)         (102,890)
                                                ---------         ---------

Cash flows from investing activities:
  Proceeds on disposal of product lines                --           173,799
                                                ---------         ---------

  Net cash provided by investing activities            --           173,799
                                                ---------         ---------

Cash flows from financing activities:
  Capital stock                                        --              (347)
                                                ---------         ---------

  Net cash used in financing activities                --              (347)
                                                ---------         ---------

Increase (decrease) in cash                        (7,000)           70,562

Cash, beginning of period                         138,176            33,199
                                                ---------         ---------

Cash, end of period                             $ 129,176         $ 103,761
                                                =========         =========

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 2000, are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year-ended October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

The net loss for the second quarter of fiscal year 2000 was $7,000 or $0.01 per share, compared with a net income of $50,972 or $0.06 per share for the same period last year.

No sales were recorded for the Company in the second quarter of fiscal year 2000. Other revenues of $6,140 were recorded from the sale of residual inventory. Earnings for the second quarter of fiscal year 1999 include proceeds from the sale of the Mu-Meter product line.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual General Meeting of the shareholders of the Company was held in the second quarter of the fiscal year covered by this report. The security holders voted on and approved the re-election of all incumbent directors and approved KPMG LLP as the Company's auditors.

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

         As the Company is essentially inactive at the time of this filing, it is not currently party to any material contracts.

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

(b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Bison Instruments, Inc.
                                            -----------------------

Date: June 6, 2000                  By:     /s/ Edward G. Lampman
      ---------------------                 ---------------------
                                                 (Signature)

                                             Edward G. Lampman
                                             -----------------
                                             (Print Name of Signing Officer)


                                             Chief Executive Officer
                                             -----------------------
                                             (Title of Signing Officer)