Form 10QSB
period 2000-07-31
BISON INSTRUMENTS INC
filed 2000-09-14
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934 for the quarterly period ended July 31, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934 for the transition period from ___________ to ___________

Commission file number 000-27297
                       -------------

Bison Instruments, Inc.
----------------------------------------------
(Name of Small Business Issuer in its charter)


Minnesota                                    E41-0947661
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


5610 Rowland Road, Minneapolis, MN                    55343-8956
---------------------------------------               --------------------------
(Address of principal executive office)               (Zip Code)


Issuer's telephone number  (612) 931-0051
                           ------------------------

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No ______

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of August 31, 2000.

PART I

ITEM 1. FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                  JULY 31, 2000
                                   (unaudited)

                                                         2000             1999
                                                   --------------------------------
ASSETS
Cash                                                $    124,778      $    133,874
Accounts receivable                                        4,150                --
                                                   --------------------------------
                                                    $    128,928      $    133,874
                                                   ================================
LIABILITIES
Accounts payable and accrued liabilities            $      3,042                --
                                                   --------------------------------
                                                    $      3,042                --
                                                   --------------------------------
STOCKHOLDERS' EQUITY
Capital stock                                       $     88,818      $     88,818
Capital in excess of par value                           913,826           913,826
Deficit                                                 (876,758)         (868,770)
                                                   --------------------------------
                                                    $    125,886      $    133,874
                                                   --------------------------------

                                                    $    128,928      $    133,874
                                                   ================================

                       STATEMENT OF OPERATIONS AND DEFICIT
                         NINE MONTHS ENDED JULY 31, 2000
                                   (unaudited)

                                                         2000              1999
                                                   --------------------------------
Sales                                                         --                --

Cost of goods sold                                            --                --
                                                   --------------------------------
Gross profit                                                  --                --

Selling, general and administrative expenses        $     20,585      $     46,321
Other income                                               8,496           130,070
                                                   --------------------------------
Net income (loss)                                        (12,089)           83,749

Deficit, beginning of period                            (864,669)         (952,519)
                                                   --------------------------------

Deficit, end of period                              $   (876,758)     $   (868,770)
                                                   ================================

                             STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED JULY 31, 2000
                                   (unaudited)

                                                         2000             1999
                                                   --------------------------------
Cash provided by (used in):

Cash flows from operating activities:
  Net income (loss)                                 $    (12,089)     $     83,749
  Adjustments
    Gain on disposal of product lines                         --           (94,779)
                                                   --------------------------------
                                                    $    (12,089)          (11,050)

Changes in non-cash working capital balances
  Accounts receivable                                         --            16,167
  Prepaid expenses and other assets                           --             2,226
  Accounts payable and accrued liabilities                (1,309)          (80,120)
                                                   --------------------------------
Net cash used in operating activities                    (13,398)          (72,777)
                                                   --------------------------------
Cash flows from investing activities:
  Proceeds on disposal of product lines                       --           173,799
                                                   --------------------------------
  Net cash provided by investing activities                   --           173,799
                                                   --------------------------------
Cash flows from financing activities:
  Capital stock                                               --              (347)
                                                   --------------------------------
  Net cash used in financing activities                       --              (347)
                                                   --------------------------------
Increase (decrease) in cash                              (13,398)          100,675

Cash, beginning of period                                138,176            33,199
                                                   --------------------------------
Cash, end of period                                 $    124,778      $    133,874
                                                   ================================

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended July 31, 2000, are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year-ended October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for the nine months of fiscal year 2000 was $12,089 or $0.01 per share, compared with a net income of $83,749 or $0.09 per share for the same period last year.

No sales were recorded for the Company in the nine months of fiscal year 2000. Other income of $8,496 was recorded from the recovery of bad debts and interest income. Earnings for the nine months of fiscal year 1999 include proceeds from the sale of the Mu-Meter product line.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the third quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

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


                                            Bison Instruments, Inc.
                                            -----------------------------


Date: Sept 6, 2000                     By:  /s/ Edward G. Lampman
      --------------                        -----------------------------
                                                    (Signature)


                                            Edward G. Lampman
                                            -----------------------------
                                            (Print Name of Signing Officer)


                                            Chief Executive Officer
                                            -----------------------------
                                            (Title of Signing Officer)