Form 10KSB
period 2000-10-31
BISON INSTRUMENTS INC
filed 2001-01-18
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the fiscal year ended October 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from __________________ to __________________

Commission file number 000-27297
                       -------------------


Bison Instruments, Inc.
----------------------------------------------
(Name of Small Business Issuer in its charter)


Minnesota                                   E41-0947661
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)



15340 Highland Place, Minnetonka, MN                 55345
------------------------------------                 --------------------------
(Address of principal executive office)              (Zip Code)


Issuer's telephone number          (612) 931-0051
                                   -----------------------------------

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class                Name of each exchange on which
                                   registered

N/A
-------------------                --------------------------

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock
----------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: NIL

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $46,755 as of December 31, 2000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _______ No _______

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of December 31, 2000.

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

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the "Mu-Meter"). The sales included the intellectual property and inventory of the product lines. An agreement condition provides for Bison to share in the profit on the resale by the Purchaser of four finished Mu-Meter inventory units the Purchaser acquired, provided the units are sold within three years of the closing date. Bison's share of the sales of the finished Mu-Meter units is to be paid by the purchaser 30 days after any sale of a unit.

The Company currently has one employee, the General Manager, who administers the corporate affairs and monitors residual business matters.

Subject to market conditions and opportunities, the Company intends to maintain its existing efforts to explore various alternatives, including acquisition opportunities, for the future use of the public corporate entity. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Bison has a wholly owned subsidiary, Bison International, Inc., which was incorporated in the U.S. Virgin Islands. Bison International, Inc, processed some international sales of the Company in the past, but is now essentially inactive.

Andus Inc., a Delaware corporation, owns 67.05% of the Company. Andus Inc. is a wholly owned subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc., directly or indirectly, also owns a controlling interest in Pylon Electronics Inc., Canbar Inc. and Adjusta-Post Manufacturing Company, which are involved in the manufacture and sale of various retail and industrial products. Mr. Barrie D. Rose, and members of his family control Androcan Inc.

The Company sends out audited financial statements for each fiscal year-end to its security holders. The company also files quarterly and annual reports with the Securities and Exchange Commission.

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

The Company wishes to caution the reader that there are many uncertainties and unknown factors, which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company maintains a limited operation through an office at 15340 Highland Place, Minnetonka, Minnesota. The space has been provided free of charge by Mr. Larry Martin, who is the General Manager and also a director of the Company.

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

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common equity is traded principally on the OTCBB Bulletin Board service. The high and low bids on the Company's common equity for each quarter in the last two fiscal years periods are set out in the following table.

         FISCAL YEAR          HIGH             LOW

         1999 Q1              $0.25            $0.06
         1999 Q2              $0.25            $0.10
         1999 Q3              $0.25            $0.13
         1999 Q4              $0.17            $0.17
         2000 Q1              $0.17            $0.14
         2000 Q2              $0.54            $0.14
         2000 Q3              $0.41            $0.14
         2000 Q4              $0.41            $0.16

The information above was obtained from Company records and from market activity reports available on the nasdaq.com website. These are over the counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

In addition, the Securities and Exchange Commission has adopted a number of other rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-8, and 15g-9 under the Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market, which might develop.

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

ITEM 6.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for 2000 was $15,776 or $0.02 per share, compared with a profit in 1999 of $87,850 or $0.10 per share.

Included in earnings for the 1999 fiscal year was the sale of the Mu-Meter Airport Runway Friction Measuring System product line, and remaining inventory. The sale generated proceeds of $208,000 and a gain of $129,000.

The Company continues to monitor the resale of four Mu-Meter inventory units by the Purchaser of the Mu-Meter product line. The Company is entitled to a share of the profit on the resale of the four-finished inventory units provided the units are sold within three years of the closing date. Bison's shares of the sales of the finished units are to be paid by the Purchaser 30 days after any sale of a unit.

The sale by Bison of its product lines in 1999 and 1998 has essentially rendered Bison inactive. Operating expenses have been reduced to a minimum. The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. The Company has sufficient cash resources to maintain these reduced operations for the foreseeable future.

The Company has income tax losses of approximately $1,415,000 available for carry forwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2010 and 2015.

The Company continues to pursue other business opportunities for the corporation going forward. However, there is no guarantee that the Company will be successful in its endeavors.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         BISON INSTRUMENTS, INC.
         (Expressed in United States dollars)
         Years ended October 31, 2000 and 1999

AUDITORS' REPORT

To the Directors and Stockholders of Bison Instruments, Inc.

We have audited the consolidated balance sheets of Bison Instruments, Inc. as at October 31, 2000 and 1999 and the consolidated statements of operations and deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chartered Accountants

Toronto, Canada
December 6, 2000

BISON INSTRUMENTS, INC.
DRAFT Consolidated Balance Sheets
(Expressed in United States dollars)

October 31, 2000 and 1999

-----------------------------------------------------------------------------------------
                                                                   2000              1999
-----------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                  $    121,591      $    138,176
     Accounts receivable                                          4,150             4,150

-----------------------------------------------------------------------------------------
                                                           $    125,741      $    142,326
-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities              $      3,542      $      4,351

Stockholders' equity
     Capital stock:
         Authorized:
              2,000,000 common shares, $0.10 par value
         Issued and outstanding:
              888,180 Common Shares (1999-888,180)               88,818            88,818
     Additional paid-in capital                                 913,826           913,826
     Deficit                                                   (880,445)         (864,669)
     ------------------------------------------------------------------------------------
                                                                122,199           137,975

-----------------------------------------------------------------------------------------
                                                           $    125,741      $    142,326
-----------------------------------------------------------------------------------------

See accompanying notes to financial statements.

On behalf of the Board:

/s/ Edward G. Lampman               Director
---------------------------
/s/ Lawrence M. Martin              Director
---------------------------

BISON INSTRUMENTS, INC.
DRAFT Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended October 31, 2000 and 1999

------------------------------------------------------------------------------------
                                                              2000              1999
------------------------------------------------------------------------------------
Selling, general and administrative                         25,030            41,182
------------------------------------------------------------------------------------

Operating Loss                                             (25,030)          (41,182)

Other Income (note 1)                                        9,254           129,032

------------------------------------------------------------------------------------

Net earnings (loss)                                        (15,776)           87,850

Deficit, beginning of year                                (864,669)         (952,519)

------------------------------------------------------------------------------------
Deficit, end of year                                  $   (880,445)     $   (864,669)
------------------------------------------------------------------------------------

Earnings (loss) per share                             $     (0.018)     $      0.099
------------------------------------------------------------------------------------

See accompanying notes to financial statements.

BISON INSTRUMENTS, INC.
DRAFT Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended October 31, 2000 and 1999

------------------------------------------------------------------------------------
                                                              2000              1999
------------------------------------------------------------------------------------
Cash provided by (used in):

Cash flows from operating activities:
     Net earnings (loss)                              $    (15,776)     $     87,850
     Adjustments to reconcile net earnings
     (loss) to net cash provided by (used in)
     operating activities:
         Gain on disposal of product lines                      --          (129,032)
     Changes in non-cash working capital balances
      related to operations:
         Accounts receivable                                    --            12,017
         Prepaid expenses and other assets                      --             2,226
         Accounts payable and accrued liabilities             (809)          (75,769)
     -------------------------------------------------------------------------------

     Net cash used in operating activities                 (16,585)         (102,708)

Cash flows from investing activities:
     Proceeds on disposal of product lines                      --           208,032
     -------------------------------------------------------------------------------

     Net cash from investing activities                         --           208,032

Cash flows from financing activities:
     Capital stock                                              --              (347)
     -------------------------------------------------------------------------------

     Net cash used in financing activities                      --              (347)
------------------------------------------------------------------------------------

Net increase (decrease) in cash                            (16,585)          104,977

Cash, beginning of year                                    138,176            33,199

------------------------------------------------------------------------------------
Cash, end of year                                     $    121,591      $    138,176
------------------------------------------------------------------------------------

Supplemental cash flow information:
     Cash paid for interest                           $         --      $         --
     Cash paid for income taxes                       $         --      $         --

------------------------------------------------------------------------------------

See accompanying notes to financial statements.

BISON INSTRUMENTS, INC.
DRAFT Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended October 31, 2000 and 1999

--------------------------------------------------------------------------------

Bison Instruments, Inc. (the "Company") was engaged in the manufacture of geophysical and other measurement instruments, sold internationally. The operations of the Company had essentially ceased in 1999 and 2000. Andus Inc. ("Andus") owns approximately 67.05% of the Company's outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.


1.   OTHER INCOME:

     In 2000, other income of $9,254 represents sales of residual inventory amounting to $6,140 and interest income of $3,114 on the cash in bank accounts.

     In 1999, the Company sold its Mu-Meter product line, including inventory and intellectual property rights, resulting in a gain of $129,032. An agreement condition provides for the Company to share in the profit on the resale by the purchaser of four finished Mu-Meter inventory units the purchaser acquired, provided the units are sold within three years of the closing date.


2.   SIGNIFICANT ACCOUNTING POLICIES:

      (a) Basis of presentation:

         These consolidated financial statements include the accounts of the Company's wholly owned subsidiary, Bison International, Inc. which is inactive. All significant intercompany transactions and balances have been eliminated.

      (b) Income taxes:

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

      (c) Fair value of financial assets and financial liabilities:

         The fair values of the Company's cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short periods to maturity of the instruments.

      (d) Use of estimates:

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

      (e) Earnings (loss) per share:

         The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.


3.   RELATED PARTY TRANSACTIONS:

     Included in accrued liabilities is $1,674 (1999 - $1,351) payable to the parent company.

     The company maintains an office in Minnetonka, Minnesota which is provided free of charge by a director of the Company.


4.   INCOME TAXES:

     The Company's statutory income tax rate is 38.4% (1999 - 38.4%).

     The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,415,000 (1999 - $1,400,000) that give rise to significant portions of deferred tax assets at October 31, 2000 and October 31, 1999 are presented below:

-----------------------------------------------------------------------------------------
                                                                      2000           1999
-----------------------------------------------------------------------------------------
     Deferred tax assets primarily attributable to losses
       available for carry forwards                             $  543,000     $  537,000
     Less valuation allowance                                      543,000        537,000

-----------------------------------------------------------------------------------------
     Net deferred tax assets                                    $       --     $       --
-----------------------------------------------------------------------------------------

     The Company's loss carryforwards expire approximately as follows:
-----------------------------------------------------------------------------------------

     2011                                                                      $   13,000
     2012                                                                         736,000
     2013                                                                         649,000
     2014                                                                           2,000
     2015                                                                          15,000

-----------------------------------------------------------------------------------------


5.   NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board No. 133 on "Derivative Instruments and Hedging Activities" was amended by Financial Accounting Standards Board No. 138 which requires that the Company report all derivative financial instruments on the financial statements at fair value. Management does not believe that the standard will have a material impact on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". The Company is required to adopt this accounting guidance, as amended by SAB 101A and SAB 101B, no later that the fourth quarter of fiscal year 2001. Management does not believe that the standard will have a material impact on the consolidated financial statements.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

No independent accountant whose services were employed by the Company or any independent accountant on whom the report is relied on by the Company has resigned or been dismissed in the two most recent fiscal years or subsequent interim periods.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

              DIRECTORS
                                                               TERM OF    SERVED
     NAME                   AGE    POSITIONS HELD IN BISON     OFFICE     SINCE

     Barrie D. Rose         70     Director                    1 year      1983

     Allan D. Erickson      56     Director                    1 year      1982

     Glen A. Peer           37     Director                    1 year      1996

     Edward G. Lampman      55     Director, and Chief         1 year      1996
                                   Executive Officer

     Lawrence M. Martin     59     Director and General        1 year      1998
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

Barrie D. Rose, Edward G. Lampman, Allan Erickson, Glen A. Peer and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Form 5 by December 15, 2000. None of such persons filed a timely reports on Form 5 for the fiscal year ended October 31, 2000. However, delinquent filings of Form 5 for the fiscal year ended October 31, 2000 will be completed in January 2001.


ITEM 10.  EXECUTIVE COMPENSATION.

(a)  Summary Compensation Table

                              ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                                     AWARDS           PAYOUTS
        (a)           (b)     (c)      (d)        (e)          (f)          (g)         (h)          (i)
NAME AND PRINCIPAL   YEAR   SALARY    BONUS   COMPENSATION   AWARD(s)  OPTIONS/SARs   PAYOUTS   COMPENSATION
POSITION                      ($)      ($)        ($)          (#)          ($)         ($)          ($)
Edward G. Lampman,   2000              nil                           nil                nil          nil
Chief Executive      1999              nil                           nil                nil          nil
Officer              1998              nil                           nil                nil          nil


(b)  Option/SAR in Last Fiscal Year

                                       INDIVIDUAL GRANTS
        (a)                    (b)            (c)             (d)            (e)
NAME                      NUMBER OF       % OF TOTAL      EXERCISE OR    EXPIRATION
                          SECURITIES      OPTIONS/SARs    BASE PRICE     DATE
                          UNDERLYING      GRANTED TO      ($/SH)
                          OPTIONS/SARs    EMPLOYEES IN
                          GRANTED (#)     FISCAL YEAR
        N/A *                 --                --             --            --


(c) Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

    (a)           (b)           (c)                  (d)                         (e)
NAME           SHARES        VALUE       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
               ACQUIRED      REALIZED    UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARs AT
               ON            ($)         OPTIONS/SARs AT FY-END (#)   FY-END ($)
               EXERCISE
               (#)                       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
    N/A *          --           --                   --                          --

* The Company had previously granted an option to purchase shares in the Company at $2.25 to a former officer. These options were cancelled in 1997 and were not replaced.

(d)  Long-term Incentive Plans - Awards in Last Fiscal Year

                                                              ESTIMATED FUTURE PAYOUTS UNDER
                                                              NO STOCK PRICED-BASED PLANS
(a)           (b)                      (c)                    (d)             (e)         (f)
NAME          NUMBER OF SHARES,        PERFORMANCE OR         THRESHOLD       TARGET      MAXIMUM
              UNITS OR OTHER RIGHTS    OTHER PERIOD UNTIL     ($ OR #)        ($ OR #)    ($ OR #)
              (3)                      MATURATION OR PAYOUT
  N/A                 --                       --                 --             --           --


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Security Ownership Greater than 5%

          (1)                  (2)                     (3)                (4)
     TITLE OF          NAME AND ADDRESS OF    AMOUNT AND NATURE OF    PERCENT OF
     CLASS             BENEFICIAL OWNER       BENEFICIAL OWNER        CLASS
     Common Stock      Andus, Inc.*           595,539 Common          67.05%
                       1209 Orange Street,    Shares
                       Wilmington,
                       Delaware, 19801

          * Andus, Inc., a Delaware corporation, is a subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc. is controlled by Barrie D. Rose, and members of his immediate family.

(b)  Security Ownership of Management

         (1)                  (2)                     (3)                 (4)
     TITLE OF         NAME AND ADDRESS OF     AMOUNT AND NATURE OF    PERCENT OF
     CLASS            BENEFICIAL OWNER        BENEFICIAL OWNER        CLASS
     Common Stock     Allan D. Erickson       418 Common Shares       0.04%
                      2855 Park Avenue
                      Minneapolis,
                      Minnesota, 55407

     Common Stock     Barrie D. Rose          595,539 Common          67.05%
                      50 Bartor Road          Shares
                      Toronto, Ontario,
                      Canada, M9M 2G5

     Common Stock     Total as a Group        595,957                 67.09%


(c)  Change in Control

     At various times, the Company has engaged in discussions with outside parties regarding potential transactions for the use of the public entity, which may result in the change of control of the company. The Company intends to continue its efforts to seek out a suitable transaction in future. However, no formal agreement has been made with any outside party at the time of the filing of this report.


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

     The Company was party to two separate material contracts in 1999 and 1998 wherein the Company disposed of substantially all of its assets. Copies of these documents were contained in Form 10-SB filed by the Company on October 6, 1999 and are incorporated by reference herein.

     A Financial Data Schedule is included as an exhibit to this Form 10-KSB.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Bison Instruments, Inc.

Date: January 17, 2000                 By:  /s/ Edward G. Lampman
      -------------------                   ---------------------------
                                            (Signature)

                                       Edward G. Lampman
                                       --------------------------------
                                       (Print Name of Signing Officer)


                                       Chief Executive Officer
                                       --------------------------------
                                       (Title of Signing Officer)