Form 10QSB
period 2001-01-31
BISON INSTRUMENTS INC
filed 2001-03-02
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended January 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from ______________________ to ______________________

Commission file number 000-27297
                       ----------------


Bison Instruments, Inc.
---------------------------------------
(Name of Small Business Issuer in its charter)



Minnesota                                    E41-0947661
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


15340 Highland Place, Minnetonka, MN                  55345-4613
------------------------------------                  -----------------
(Address of principal executive office)               (Zip Code)


Issuer's telephone number  (952) 931-0051
                           -----------------------

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court.  Yes ____   No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of January 31, 2001.

PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                JANUARY 31, 2001
                                   (unaudited)

                                                       2001           2000
                                             -------------------------------
ASSETS
Cash                                             $  117,120      $  136,275
Accounts receivable                                   4,150           4,150
                                             -------------------------------
                                                 $  121,270      $  140,425
                                             ===============================

LIABILITIES
Accounts payable and accrued liabilities         $    3,542      $    5,351
                                             -------------------------------
                                                      3,542           5,351
                                             -------------------------------

STOCKHOLDERS' EQUITY
Capital stock                                        88,818          88,818
Capital in excess of par value                      913,826         913,826

Deficit                                            (884,916)       (867,570)
                                             -------------------------------
                                                    117,728         135,074
                                             -------------------------------

                                                 $  121,270      $  140,425
                                             ===============================


                       STATEMENT OF OPERATIONS AND DEFICIT
                       THREE MONTHS ENDED JANUARY 31, 2001
                                   (unaudited)

                                                       2001            2000
                                             -------------------------------

Selling, general and administrative expenses     $    5,183      $    2,901
Other income                                            712              --
                                             -------------------------------

Net loss                                             (4,471)         (2,901)

Deficit, beginning of period                       (880,445)       (864,669)
                                             -------------------------------

Deficit, end of period                           $ (884,916)     $ (867,570)
                                             ===============================

                             STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED JANUARY 31, 2001
                                   (unaudited)

                                                       2001            2000
                                             -------------------------------
Cash provided by (used in):

Cash flows from operating activities:
  Net loss                                       $   (4,471)     $   (2,901)

Changes in non-cash working capital balances
  Accounts payable and accrued liabilities               --           1,000
                                             -------------------------------

Net cash used in operating activities                (4,471)         (1,901)
                                             -------------------------------

Decrease in cash                                     (4,471)         (1,901)

Cash, beginning of period                           121,591         138,176
                                             -------------------------------

Cash, end of period                              $  117,120      $  136,275
                                             ===============================


The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended January 31, 2001, are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year-ended October 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for the three months of fiscal year 2001 was $4,471 or $0.01 per share, compared with a net loss of $1,901 or $0.01 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal year 2001 and 2000.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. The Company has sufficient cash resources to maintain these reduced operations for the foreseeable future.

The Company has income tax losses of approximately $1,415,000 available for carryforwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2010 and 2015.

Subject to market conditions and opportunities, the Company intends to continue to maintain its existing efforts to pursue various alternatives for the future use of the public corporate entity.

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


                                                 Bison Instruments, Inc.
                                                 -------------------------------

Date: February 28, 2001                          By: /s/ Edward G. Lampman
      ---------------------                          ---------------------------
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