Form 10QSB
period 2001-04-30
BISON INSTRUMENTS INC
filed 2001-05-08
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended April 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
for the transition period from               to               .
                              ---------------  ---------------

Commission file number 000-27297
                       ---------


Bison Instruments, Inc.
----------------------------------------------
(Name of Small Business Issuer in its charter)


Minnesota                                E41-0947661
--------------------------------         -------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


15340 Highland Place, Minnetonka, MN             55345-4613
---------------------------------------          ------------
(Address of principal executive office)          (Zip Code)


Issuer's telephone number  (952) 938-1055
                           ---------------


(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes                  No
                                      -----------------   -------------------

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of April 30, 2001.

PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                 APRIL 30, 2001
                                   (unaudited)

                                                       2001              2000
ASSETS
Cash                                                 $ 102,624         $ 129,176
Accounts receivable                                      4,150             4,150
                                              ----------------- -----------------
                                                     $ 106,774         $ 133,326
                                              ================= =================

LIABILITIES
Accounts payable and accrued liabilities               $ 3,042           $ 2,351
                                              ----------------- -----------------
                                                         3,042             2,351
                                              ----------------- -----------------

STOCKHOLDERS' EQUITY
Capital stock                                           88,818            88,818
Capital in excess of par value                         913,826           913,826
Deficit                                               (898,912)         (871,669)

                                              ----------------- -----------------
                                                       103,732           130,975
                                              ----------------- -----------------

                                                     $ 106,774         $ 133,326
                                              ================= =================


                       STATEMENT OF OPERATIONS AND DEFICIT
                         SIX MONTHS ENDED APRIL 30, 2001
                                   (unaudited)

                                                         2001             2000
                                               ----------------- ----------------

Selling, general and administrative expenses           $ 19,721         $ 14,727
Other income                                              1,254            7,727
                                               ----------------- ----------------

Net loss                                                (18,467)          (7,000)

Deficit, beginning of period                           (880,445)        (864,669)
                                               ----------------- ----------------

Deficit, end of period                               $ (898,912)      $ (871,669)
                                               ================= ================

                             STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED APRIL 30, 2001
                                   (unaudited)

                                                              2001              2000
Cash provided by (used in):

Cash flows from operating activities:
  Net loss                                               $(18,467)          $(7,000)

Changes in non-cash working capital balances
  Accounts payable and accrued liabilities                   (500)           (2,000)
                                                  ----------------- -----------------

Net cash used in operating activities                     (18,967)           (9,000)
                                                  ----------------- -----------------

Decrease in cash                                          (18,967)           (9,000)

Cash, beginning of period                                 121,591           138,176
                                                  ----------------- -----------------

Cash, end of period                                      $102,624          $129,176
                                                  ================= =================

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended April 30, 2001, are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year-ended October 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for the six months of fiscal year 2001 was $18,467 or $0.02 per share, compared with a net loss of $7,000 or $0.01 per share for the same period last year.

No sales were recorded for the Company in the six months of fiscal year 2001 and 2000.

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


                                            Bison Instruments, Inc.
                                            -----------------------------------

Date: May 8, 2001                   By:     /s/ Edward G. Lampman
      ---------------------                 ---------------------------
                                            (Signature)

                                    Edward G. Lampman
                                    -----------------------------------
                                    (Print Name of Signing Officer)

                                    Chief Executive Officer
                                    -----------------------------------
                                    (Title of Signing Officer)