Form 10KSB
period 2001-10-31
BISON INSTRUMENTS INC
filed 2002-01-28
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the fiscal year ended October 31, 2001
                           ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from _______________ to _______________


Commission file number 000-27297
                       ---------------------


Bison Instruments, Inc.
- -----------------------------------------------------
(Name of Small Business Issuer in its charter)



Minnesota                                                    E41-0947661
- --------------------------------------------                 -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



15340 Highland Place, Minnetonka, MN                         55345
- ------------------------------------                         -------------------
(Address of principal executive office)                      (Zip Code)


Issuer's telephone number  (612) 931-0051
                           ------------------

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class                               Name of each exchange on which
                                                  registered
N/A
- --------------                                    ------------------------------
Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock
- ---------------------------------------------


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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $32,191 as of December 31, 2001.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of December 31,2001.

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

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income. In the fiscal year 2001, the business was commercially inactive. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the "Mu-Meter"). The sales included the intellectual property and inventory of the product lines.

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

         FISCAL YEAR                    HIGH                         LOW

         2000 Q1                        $0.17                        $0.14
         2000 Q2                        $0.54                        $0.14
         2000 Q3                        $0.41                        $0.14
         2000 Q4                        $0.41                        $0.16
         2001 Q1                        $0.50                        $0.16
         2001 Q2                        $0.50                        $0.11
         2001 Q3                        $0.11                        $0.11
         2001 Q4                        $0.22                        $0.11


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

ITEM 6. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for 2001 was $46,568 or $0.05 per share, compared with a loss in 2000 of $15,776 or $0.02 per share.

The sale by Bison of its product lines in 1999 and 1998 has essentially rendered Bison inactive. Operating expenses have been reduced to a minimum. However, there are continuing expenses for shareholders reporting and securities filings as well as audit fees and legal fees. The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. The Company has sufficient cash resources to maintain these reduced operations for the foreseeable future.

The Company has income tax losses of approximately $1,461,000 available for carry forwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2010 and 2016.

The Company continues to pursue other business opportunities for the corporation going forward. However, there is no guarantee that the Company will be successful in its endeavors.

ITEM 7a. CONSOLIDATED FINANCIAL STATEMENTS

                BISON INSTRUMENTS, INC.
                (Expressed in United States dollars)
                Years ended October 31, 2001 and 2000



Auditors' Report

To the Directors and Stockholders of Bison Instruments, Inc.

We have audited the consolidated balance sheets of Bison Instruments, Inc. as at October 31, 2001 and 2000 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, a well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP


Chartered Accountants

Vaughan, Canada

November 26, 2001

BISON INSTRUMENTS, INC.
Consolidated Balance Sheet

October 31, 2001 and 2000

================================================================================
                                                      2001            2000
- --------------------------------------------------------------------------------

Assets

Current assets:
     Cash                                        $    83,179     $   121,591
     Accounts receivable                                 932           4,150

- --------------------------------------------------------------------------------
                                                 $    84,111     $   125,741
================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities          8,480     $     3,542

Stockholders' equity
     Share capital (note 5)                        1,002,644       1,002,644
     Deficit                                        (927,013)       (880,445)

- --------------------------------------------------------------------------------
                                                      75,631         122,199

================================================================================
                                                 $    84,111     $   125,741
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:

__________________________ Director


__________________________ Director

BISON INSTRUMENTS, INC.
Consolidated Statements of Operations and Deficit

Years ended October 31, 2001 and 2000

=========================================================
                                 2001          2000
- ---------------------------------------------------------

Interest income               $   2,097     $   9,254

Office and general               48,665        25,030
- ---------------------------------------------------------

Loss for the year               (46,568)      (15,776)

Deficit, beginning of year     (880,445)     (864,669)


- ---------------------------------------------------------
Deficit, end of year          $(927,013)    $(880,445)
=========================================================

Earnings (loss) per share     $  (0.052)    $  (0.018)
=========================================================


See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Cash Flows


Years ended October 31, 2001 and 2000
================================================================================
                                                 2001          2000
- --------------------------------------------------------------------------------

Cash provided by (used in):

Cash flows from operating activities:
     Net loss                                 $ (46,568)    $ (15,776)
     Changes in non-cash working capital
     balances related to operations:
         Accounts receivable                      3,218            --
         Accounts payable and accrued
           liabilities                            4,938          (809)
- --------------------------------------------------------------------------------

     Net cash used in operating activities      (38,412)      (16,585)

- --------------------------------------------------------------------------------

Net decrease in cash                            (38,412)      (16,585)

Cash, beginning of year                         121,591       138,176

- --------------------------------------------------------------------------------

Cash, end of year                             $  83,179     $ 121,591
================================================================================



See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Notes to Consolidated Financial Statements

Years ended October 31, 2001 and 2000

================================================================================

Bison Instruments, Inc. (the "Company") was engaged in the manufacture of geophysical and other measurement instruments, sold internationally. The operations of the Company had essentially ceased in 1999 and 2000. Andus Inc. ("Andus") owns approximately 67.05% of the Company's outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.


1.   OTHER INCOME:

     In 2001, other income of $2,097 represents interest income on the cash in bank accounts.

     In 2000, other income of $9,254 represents sales of residual inventory amounting to $6,140 and interest income of $3,114 on the cash in bank accounts.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Basis of presentation:

     These consolidated financial statements include the accounts the Company's wholly owned subsidiary, Bison International, Inc. which is inactive. All significant inter-company transactions and balances have been eliminated.



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


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Use of estimates:

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


     (b) Earnings (loss) per share:

     The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

3.   RELATED PARTY TRANSACTIONS:

     Included in accounts payable and accrued liabilities is $1,980 (2000 - $1,368) payable to a sister company and nil (2000 - $1,674) payable to the parent company.


     The company maintains an office in Minnetonka, Minnesota which is proved free of charge by a director of the Company.

4.   INCOME TAXES:

     The Company's statutory income tax rate is 38.4% (2000 - 38.4%).

     The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,461,000 (2000 - $1,415,000) that give rise to significant portions of deferred tax assets at October 31, 2001 and 2000 are presented below:

================================================================================
                                                     2001          2000
- --------------------------------------------------------------------------------

     Deferred tax assets primarily
       attributable to losses                    $  561,000    $  543,000
     Less valuation allowance                       561,000       543,000


- --------------------------------------------------------------------------------
     Net deferred tax assets                     $       --    $       --
- --------------------------------------------------------------------------------

     Loss carry-forwards expire approximately as follows:

        2011                                                   $   13,000
        2012                                                      738,000
        2013                                                      649,000
        2014                                                        2,000
        2015                                                       15,000
        2016                                                       44,000
                                                               ----------

                                                               $1,461,000

                                                               ----------



5.   SHARE CAPITAL:

================================================================================
                                                     2001          2000
- --------------------------------------------------------------------------------

     Authorized:
       60,000,000 common shares at
       $0.10 per share
     Issued:
       Common shares                             $   88,818    $   88,818
       Additional paid in capital                   913,826       913,826
                                                 ----------    ----------
                                                 $1,002,644    $1,002,644

6.   NEW ACCOUNTING PRONOUNCEMENTS:

     The Financial Accounting Standards Board ("FASB") has issued several new standards which have implementation dates subsequent to the Company's year end including the following: FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities; FAS 141, Business Combinations; FAS 142, Goodwill and Other Intangible Assets; FAS 143, Accounting for Asset Retirement Obligations; and FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management does not believe that any of these new standards will have a material impact on the consolidated financial statements.


ITEM 7b. INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS
         BISON INSTRUMENTS, INC.
         (Expressed in United States dollars)
         Quarter periods ended nine months, six months and three months, 2001 and 2000


INDEPENDENT ACCOUNTANT'S REPORT

To the Directors and Stockholders of Bison Instruments, Inc.

We have reviewed the accompanying consolidated balance sheets of Bison Instruments, Inc. as of July 31, 2001, April 30, 2001 and January 31, 2001, and consolidated statements of operations and deficit and cash flows for the nine-month, six-month and three-month periods then ended. These financial statements information are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with United States generally accepted accounting principles.



KPMG LLP

Chartered Accountants
Vaughan, Canada


January 15, 2002

BISON INSTRUMENTS INC.
INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS
YEARS 2001 AND 2000
"UNAUDITED"

                                        THIRD QUARTER                   SECOND QUARTER                   FIRST QUARTER
                                       9 MONTHS ENDED                   6 MONTHS ENDED                  3 MONTHS ENDED
                                           JULY 31,                        APRIL 30,                      JANUARY 31
                                 -------------------------       -------------------------       -------------------------
                                     2001            2000            2001            2000            2001           2000
                                 =========================       =========================       =========================
                                      -$-             -$-             -$-             -$-             -$-             -$-
CONSOLIDATED BALANCE SHEET

Assets
     Cash                           96,151         124,778         102,624         129,176         117,120         136,275
     Accounts receivable               932           4,150           4,150           4,150           4,150           4,150
     Prepaid expenses                  563              --              --              --              --              --
                                 -------------------------       -------------------------       -------------------------
                                    97,646         128,928         106,774         133,326         121,270         140,425
                                 =========================       =========================       =========================

Liabilities
     Accounts payable and
     accrued liabilities                --           3,042           3,042           2,351           3,542           5,351
                                 -------------------------       -------------------------       -------------------------

Shareholders' equity
     Capital stock                  88,818          88,818          88,818          88,818          88,818          88,818
     Additional paid-in capital    913,826         913,826         913,826         913,826         913,826         913,826
     Deficit                      (904,998)       (876,758)       (898,912)       (871,669)       (884,916)       (867,570)
                                 -------------------------       -------------------------       -------------------------
                                    97,646         125,886         103,732         130,975         117,728         135,074
                                 -------------------------       -------------------------       -------------------------
                                    97,646         128,928         106,774         133,326         121,270         140,425
                                 =========================       =========================       =========================

CONSOLIDATED STATEMENT OF
OPERATIONS AND DEFICIT

     Interest income                 1,746           8,496           1,254           7,727             712              --
     Office and general             26,299          20,585          19,721          14,727           5,183           2,901
                                 -------------------------       -------------------------       -------------------------

     Loss for the period           (24,553)        (12,089)        (18,467)         (7,000)         (4,471)         (2,901)
     Deficit, beginning of        (880,445)       (864,669)       (880,445)       (864,669)       (880,445)       (864,669)
     period
                                 -------------------------       -------------------------       -------------------------
     Deficit, end of period       (904,998)        876,758        (898,912)       (871,669)       (884,916)       (867,570)
                                  =========================       =========================       =========================



See accompanying notes to the unaudited interim period consolidated financial statements.

BISON INSTRUMENTS INC.
INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS
YEARS 2001 AND 2000
"UNAUDITED"

                                     THIRD QUARTER              SECOND QUARTER               FIRST QUARTER
                                    9 MONTHS ENDED              6 MONTHS ENDED              3 MONTHS ENDED
                                       JULY 31,                    APRIL 30,                  JANUARY 31,
                                -------------------------   -------------------------   -------------------------
                                  2001          2000          2001          2000          2001          2000
                                =========================   =========================   =========================
                                   -$-           -$-           -$-           -$-           -$-           -$-
CONSOLIDATED STATEMENT OF
CASH FLOWS

Cash provided by (used in):
     Cash flows from operating
     activities:
         Net loss                 (24,553)      (12,089)      (18,467)       (7,000)       (4,471)       (2,901)
     Changes in non-cash
     working balances related
     to operations
         Accounts receivable        3,218            --            --            --            --            --
         Prepaid expenses            (563)           --            --            --            --            --
         Accounts and accrued
         liabilities               (3,542)       (1,309)         (500)       (2,000)            --        1,000
                                -------------------------   -------------------------   -------------------------

     Net cash used in
     operating activities         (25,440)      (13,398)      (18,967)       (9,000)       (4,471)       (1,901)
                                -------------------------   -------------------------   -------------------------
     Net decrease in cash         (25,440)      (13,398)      (18,967)       (9,000)       (4,471)       (1,901)
     Cash, beginning of period    121,591       138,176       121,591       138,176       121,591       138,176
                                -------------------------   -------------------------   -------------------------
     Cash, end of period           96,151       124,778       102,624       129,176       117,120       136,275
                                =========================   =========================   =========================


See accompanying notes to the unaudited interim period consolidated financial statements.



Note to interim period consolidated financial statements:

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles. The preparation of financial data is based on accounting policies and practices consistent with those used in the preparation of the audited annual consolidated financial statements. These unaudited interim period consolidated financial statements should be read together with the audited annual consolidated financial statements and the accompanying notes included in the Company's 2001 Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

No independent accountant whose services were employed by the Company or any independent accountant on whom the report is relied on by the Company has resigned or been dismissed in the two most recent fiscal years or subsequent interim periods.



PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       DIRECTORS
   NAME                         AGE      POSITIONS HELD IN BISON                    TERM OF OFFICE  SERVED SINCE
   Barrie D. Rose                71      Director                                   1 year          1983
   Allan D. Erickson             59      Director                                   1 year          1982
   Glen A. Peer                  38      Director                                   1 year          1996
   Edward G. Lampman             56      Director, and Chief Executive Officer      1 year          1996
   Lawrence M. Martin            60      Director and General Manager               1 year          1998

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

Barrie D. Rose, Edward G. Lampman, Allan Erickson, Glen A. Peer and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2001 which were filed on December 17, 2001.


ITEM 10. EXECUTIVE COMPENSATION.

(a) Summary Compensation Table

                   ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                                   AWARDS       PAYOUTS
   (a)       (b)     (c)     (d)      (e)      (f)        (g)     (h)      (i)
NAME AND    YEAR   SALARY   BONUS   COMPEN   AWARD(S)   OPTIONS PAYOUTS  COMPEN
PRINCIPAL            ($)     ($)    SATION     ($)       /SARS    ($)    SATION
POSITION                             ($)                  (#)              ($)
Edward G.   2001             nil                     nil          nil      nil
Lampman,    2000             nil                     nil          nil      nil
Chief       1999             nil                     nil          nil      nil
Executive                    nil                     nil          nil      nil
Officer



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



(c) Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

     (a)      (b)       (c)               (d)                      (e)
NAME       SHARES     VALUE      NUMBER OF SECURITIES     VALUE OF UNEXERCISED
           ACQUIRED   REALIZED   UNDERLYING UNEXERCISED   IN-THE-MONEY
           ON         ($)        OPTIONS/SARS AT FY-END   OPTIONS/SARS AT FY-
           EXERCISE              (#)                      END ($)
           (#)
                                 EXERCISABLE/UNEXERCIS-   EXERCISABLE/UNEXERCIS-
                                 ABLE                     ABLE
    N/A *      -         -                 -                        -

* The Company had previously granted an option to purchase shares in the Company at $2.25 to a former officer. These options were cancelled in 1997 and were not replaced.


(d) Long-term Incentive Plans - Awards in Last Fiscal Year

                                           ESTIMATED FUTURE PAYOUTS
                                           UNDER NO STOCK PRICED-BASED
                                           PLANS
(a)      (b)               (c)             (d)         (e)      (f)
NAME     NUMBER OF         PERFORMANCE     THRESHOLD   TARGET   MAXIMUM
         SHARES, UNITS     OR OTHER        ($ OR #)    ($ OR    ($ OR
         OR OTHER RIGHTS   PERIOD UNTIL                  #)       #)
         (3)               MATURATION OR
                           PAYOUT

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Security Ownership Greater than 5%

         (1)             (2)                       (3)                   (4)
     TITLE OF      NAME AND ADDRESS OF      AMOUNT AND NATURE         PERCENT OF
     CLASS         BENEFICIAL OWNER         OF BENEFICIAL             CLASS
                                            OWNER
     Common Stock  Andus, Inc.*             595,539 Common Shares     67.05%
                   1209 Orange Street,
                   Wilmington, Delaware,
                   19801

     * Andus, Inc., a Delaware corporation, is a subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc. is controlled by Barrie D. Rose, and members of his immediate family.

(b)  Security Ownership of Management

         (1)             (2)                       (3)                   (4)
     TITLE OF      NAME AND ADDRESS OF      AMOUNT AND NATURE         PERCENT OF
     CLASS         BENEFICIAL OWNER         OF BENEFICIAL             CLASS
                                            OWNER

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


                                                 Bison Instruments, Inc.
                                                 ------------------------------
Date: January 18, 2002                           By: /s/ Edward G. Lampman
                                                     --------------------------
                                                     (Signature)

                                                 Edward G. Lampman
                                                 ------------------------------
                                                 (Print Name of Signing Officer)


                                                 Chief Executive Officer
                                                 ------------------------------
                                                 (Title of Signing Officer)