Form 10QSB
period 2002-01-31
BISON INSTRUMENTS INC
filed 2002-03-07
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended January 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from _______________________to ____________________.


Commission file number 000-27297
                       ---------


Bison Instruments, Inc.
----------------------------------------------
(Name of Small Business Issuer in its charter)


Minnesota                                        E41-0947661
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


15340 Highland Place, Minnetonka, MN                          55345-4613
------------------------------------                          -------------
(Address of principal executive office)                       (Zip Code)


Issuer's telephone number  (952) 938-1055
                           --------------


(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of January 31, 2002.

PART I

ITEM 1. INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2002
                                   (unaudited)

                                               2002          2001
ASSETS
Cash                                        $  76,260     $ 117,120
Accounts receivable                               952         4,150
                                            -----------------------
                                            $  77,212     $ 121,270
                                            =======================

LIABILITIES
Accounts payable and accrued liabilities    $   6,500     $   3,542
                                            -----------------------
                                                6,500         3,542
                                            -----------------------

STOCKHOLDERS' EQUITY
Capital stock                                  88,818        88,818
Capital in excess of par value                913,826       913,826
Deficit                                      (931,932)     (884,916)

                                            -----------------------
                                            $  70,712     $ 117,728
                                            -----------------------
                                            $  77,212     $ 121,270
                                            =======================



                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                       THREE MONTHS ENDED JANUARY 31, 2002
                                   (unaudited)

                                                   2002          2001
                                                -----------------------

Interest income                                 $     169     $     712
Selling, general and administrative expenses        5,088         5,183
                                                -----------------------

Net loss                                           (4,919)       (4,471)

Deficit, beginning of period                     (927,013)     (880,445)
                                                -----------------------

Deficit, end of period                          $(931,932)    $(884,916)
                                                =======================


See accompanying notes to the unaudited interim period financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED JANUARY 31, 2002
                                   (unaudited)

                                                    2002          2001

Cash provided by (used in):

Cash flows from operating activities:
  Net loss                                      $  (4,919)    $  (4,471)

Changes in non-cash working capital balances
  Accounts receivable                                 (20)           --
  Accounts payable and accrued liabilities         (1,980)           --

                                                -----------------------
Net cash used in operating activities           $  (6,919)    $  (4,471)
                                                -----------------------

Decrease in cash                                $  (6,919)    $  (4,471)

Cash, beginning of period                          83,179       121,591
                                                -----------------------

Cash, end of period                             $  76,260     $ 117,120
                                                =======================

See accompanying notes to the unaudited interim period consolidated financial statements.


Note to interim period consolidated financial statements:

KPMG LLP, the Company's independent auditors, has not performed a quarterly review of the unaudited consolidated financial statements for the first quarter ended January 31, 2002.

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

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year-ended October 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for the three months of fiscal year 2002 was $4,919 or $0.01 per share, compared with a net loss of $4,471 or $0.01 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal years 2002 and 2001.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. The Company has sufficient cash resources to maintain these reduced operations for the foreseeable future.

The Company has income tax losses of approximately $1,461,000 available for carryforwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2010 and 2016.

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


                                            Bison Instruments, Inc.
                                            ------------------------------------

Date: March 7, 2002                         By: /s/ Edward G. Lampman
      -------------                             --------------------------------
                                                (Signature)

                                            Edward G. Lampman
                                            ------------------------------------
                                            (Print Name of Signing Officer)

                                            Chief Executive Officer
                                            ------------------------------------
                                            (Title of Signing Officer)