Form 10-Q
period 2002-04-30
BISON INSTRUMENTS INC
filed 2002-06-05
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended April 30, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from ________________to ______________.


Commission file number 000-27297
                       ---------


Bison Instruments, Inc.
----------------------------------------------
(Name of Small Business Issuer in its charter)


Minnesota                                                        E41-0947661
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


15340 Highland Place, Minnetonka, MN                          55345-4613
------------------------------------                          ------------------
(Address of principal executive office)                       (Zip Code)


Issuer's telephone number  (952) 938-1055
                           --------------


(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __________ No __________

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of April 30, 2002.

PART I

ITEM 1. INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2002
                                   (unaudited)

                                               2002          2001
ASSETS
Cash                                        $  60,422     $ 102,624
Accounts receivable                               952         4,150
                                            ---------     ---------
                                            $  61,374     $ 106,774
                                            =========     =========

LIABILITIES
Accounts payable and accrued liabilities    $      --     $   3,042
                                            ---------     ---------
                                                   --         3,042
                                            ---------     ---------

STOCKHOLDERS' EQUITY
Capital stock                                  88,818        88,818
Capital in excess of par value                913,826       913,826
Deficit                                      (941,270)     (898,912)

                                            ---------     ---------
                                            $  61,374     $ 103,732
                                            ---------     ---------
                                            $  61,374     $ 106,774
                                            =========     =========



                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                         SIX MONTHS ENDED APRIL 30, 2002
                                   (unaudited)
                                                   2002          2001
                                                ---------     ---------

Interest income                                 $     284     $   1,254
Selling, general and administrative expenses       14,541        19,721
                                                ---------     ---------

Net loss                                          (14,257)      (18,467)

Deficit, beginning of period                     (927,013)     (880,445)
                                                ---------     ---------

Deficit, end of period                          $(941,270)    $(898,912)
                                                =========     =========


See accompanying notes to the unaudited interim period financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED APRIL 30, 2002
                                   (unaudited)

                                                    2002          2001

Cash provided by (used in):

Cash flows from operating activities:
  Net loss                                      $ (14,257)    $ (18,467)

Changes in non-cash working capital balances
  Accounts receivable                                 (20)           --
  Accounts payable and accrued liabilities         (8,480)         (500)

                                                ---------     ---------
Net cash used in operating activities           $ (22,757)    $ (18,967)
                                                ---------     ---------

Decrease in cash                                $ (22,757)    $ (18,967)

Cash, beginning of period                          83,179       121,591
                                                ---------     ---------

Cash, end of period                             $  60,422     $ 102,624
                                                =========     =========


See accompanying notes to the unaudited interim period consolidated financial statements.

Note to interim period consolidated financial statements:

KPMG LLP, the Company's independent auditors, has not performed a review of the unaudited consolidated financial statements for the six months ended April 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for the six months of fiscal year 2002 was $14,257 or $0.02 per share, compared with a net loss of $18,467 or $0.02 per share for the same period last year.

No sales were recorded for the Company in the six months of fiscal years 2002 and 2001.

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

                                            Bison Instruments, Inc.
                                            ------------------------------------
Date: May 16, 2002                          By:  /s/ Edward G. Lampman
     --------------                              -------------------------------
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