Form 10KSB
period 2002-10-31
BISON INSTRUMENTS INC
filed 2003-01-28
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the fiscal year ended October 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from __________________ to __________________


Commission file number 000-27297
                       --------------------


Bison Instruments, Inc.
-------------------------------------------
(Name of Small Business Issuer in its charter)


Minnesota                                       E41-0947661
-------------------------------------------     --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


15340 Highland Place, Minnetonka, MN                 55345
------------------------------------                 ------------------
(Address of principal executive office)              (Zip Code)


Issuer's telephone number  (952) 938-1055
                           -----------------------------------


Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class                Name of each exchange on which
                                   registered
N/A
--------------------               ------------------------------


Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock
-----------------------------------------------------------------


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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $43,896 as of December 31, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of December 31,2002.

Documents incorporated by reference - none.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income. In the fiscal years 2001 and 2002, the business was commercially inactive. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the "Mu-Meter"). The sales included the intellectual property and inventory of the product lines.

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

         FISCAL YEAR                    HIGH                 LOW

         2001 Q1                        $0.50                $0.16
         2001 Q2                        $0.50                $0.11
         2001 Q3                        $0.11                $0.11
         2001 Q4                        $0.22                $0.11
         2002 Q1                        $0.30                $0.11
         2002 Q2                        $0.30                $0.11
         2002 Q3                        $0.75                $0.12
         2002 Q4                        $0.45                $0.15


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

There are 275 holders of the stock of the company. There are no limits on the company's ability to pay dividends. No dividends have been paid in the last two fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for 2002 was $30,395 or $0.03 per share, compared with a loss in 2001 of $46,568 or $0.05 per share.

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

The Company has income tax losses of approximately $1,491,000 available for carry forwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2010 and 2017.

The Company continues to pursue other business opportunities for the corporation going forward. However, there is no guarantee that the Company will be successful in its endeavors.


ITEM 7a. CONSOLIDATED FINANCIAL STATEMENTS

          BISON INSTRUMENTS, INC.
          (Expressed in United States dollars)
          Years ended October 31, 2002 and 2001



Auditors' Report

To the Directors and Stockholders of Bison Instruments, Inc.

We have audited the consolidated balance sheets of Bison Instruments, Inc. as at October 31, 2002 and 2001 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Chartered Accountants

Toronto, Canada

January 17, 2003

BISON INSTRUMENTS, INC.
Consolidated Balance Sheets

October 31, 2002 and 2001
================================================================================
                                                       2002       2001
--------------------------------------------------------------------------------
                                                         $          $

Assets

Current assets:
     Cash                                              51,236      83,179
     Accounts receivable                                   --         932

--------------------------------------------------------------------------------
                                                       51,236      84,111
================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities           6,000       8,480

Stockholders' equity
     Share capital (note 5)                         1,002,644   1,002,644
     Deficit                                         (957,408)   (927,013)

--------------------------------------------------------------------------------
                                                       45,236      75,631

================================================================================
                                                       51,236      84,111
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


On behalf of the Board:

                           Director
--------------------------

                           Director
--------------------------

BISON INSTRUMENTS, INC.
Consolidated Statements of Operations and Deficit

Years ended October 31, 2002 and 2001
================================================================================
                                                       2002       2001
--------------------------------------------------------------------------------
                                                         $          $

Interest income                                           537      2,097

Office and general                                     30,932     48,665
--------------------------------------------------------------------------------

Loss for the year                                     (30,395)   (46,568)

Deficit, beginning of year                           (927,013)  (880,445)


--------------------------------------------------------------------------------
Deficit, end of year                                 (957,408)  (927,013)
================================================================================

Earnings (loss) per share                              (0.034)    (0.052)
================================================================================

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Cash Flows

Years ended October 31, 2002 and 2001
================================================================================
                                                       2002       2001
--------------------------------------------------------------------------------
                                                         $          $

Cash provided by (used in):

Cash flows from operating activities:
     Net loss                                         (30,395)   (46,568)
     Changes in non-cash working capital
     balances related to operations:
         Accounts receivable                              932      3,218
         Accounts payable and accrued
           liabilities                                 (2,480)     4,938
--------------------------------------------------------------------------------

     Net cash used in operating activities            (31,943)   (38,412)

--------------------------------------------------------------------------------

Net decrease in cash                                  (31,943)   (38,412)

Cash, beginning of year                                83,179    121,591

--------------------------------------------------------------------------------

Cash, end of year                                      51,236     83,179
================================================================================

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Notes to Consolidated Financial Statements

Years ended October 31, 2002 and 2001
--------------------------------------------------------------------------------


Bison Instruments, Inc. (the "Company") was engaged in the manufacture of geophysical and other measurement instruments, sold internationally. The operations of the Company had essentially ceased in 2000 and 2001. Andus Inc. ("Andus") owns approximately 67.05% of the Company's outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.


1.   OTHER INCOME:

     In 2002 and 2001, other income of $537 and $2,097 respectively, represents interest income on the cash in bank accounts.


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

3.   RELATED PARTY TRANSACTIONS:

     Included in accounts payable and accrued liabilities of the prior year is $1,980 payable to a sister company.

     The company maintains an office in Minnetonka, Minnesota which is provided free of charge by a director of the Company.

4.   INCOME TAXES:

     The Company's statutory income tax rate is 38.4% (2001 - 38.4%).

     The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,491,000 (2001 - $1,461,000) that give rise to significant portions of deferred tax assets at October 31, 2002 and 2001 are presented below:

     ===========================================================================
                                                       2002       2001
     ---------------------------------------------------------------------------
                                                         $          $

     Deferred tax assets primarily
       attributable to losses                         572,000    561,000
     Less valuation allowance                         572,000    561,000

     ---------------------------------------------------------------------------
     Net deferred tax assets                               --         --
     ---------------------------------------------------------------------------

     Loss carry-forwards expire approximately
        as follows:
                                                                    $
     ---------------------------------------------------------------------------
     2011                                                         13,000
     2012                                                        738,000
     2013                                                        649,000
     2014                                                          2,000
     2015                                                         15,000
     2016                                                         44,000
     2017                                                         30,000
     ---------------------------------------------------------------------------
                                                               1,491,000

     ---------------------------------------------------------------------------

5.   SHARE CAPITAL:

     ===========================================================================
                                                       2002       2001
     ---------------------------------------------------------------------------
                                                          $           $

     Authorized:
       60,000,000 common shares at
       $0.10 per share
     Issued:
       888,180 common shares                           88,818     88,818
       Additional paid in capital                     913,826    913,826

     ---------------------------------------------------------------------------
                                                    1,002,644  1,002,644

6. NEW ACCOUNTING PRONOUNCEMENTS:

     The Financial Accounting Standards Board ("FASB") has issued several new standards which have implementation dates subsequent to the Company's year end including the following: FAS 143, Accounting for Asset Retirement Obligations, FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, FAS 145, Recission of FASB Statement No. 4 Reporting Gains and Losses from Extinguishment of Debt, FAS 146, Accounting for Costs Associated with Exit and Disposal Activities, FAS 147 Acquisitions of Certain Financial Institutions and FAS 148 Accounting for Stock-Based Compensation - Transition and disclosure - an amendment of FASB Statement No. 123. Management does not believe that any of these new standards currently have a material impact on the consolidated financial statements.


ITEM 7b. INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS
         BISON INSTRUMENTS, INC.
         (Expressed in United States dollars)
         Quarter periods ended nine months, six months and three months, 2002 and 2001


INDEPENDENT ACCOUNTANT'S REPORT

To the Directors and Stockholders of Bison Instruments, Inc.

We have reviewed the accompanying consolidated balance sheets of Bison Instruments, Inc. as of July 31, 2002, April 30, 2002 and January 31, 2002, and consolidated statements of operations and deficit and cash flows for the nine-month, six-month and three-month periods then ended. These financial statements information are the responsibility of the Company's management.

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



KPMG LLP

Chartered Accountants
Toronto, Canada

January 17, 2003

Bison Instruments Inc.
Interim Period Consolidated Financial Statements
Years 2002 and 2001
"Unaudited"

                                   Third Quarter             Second Quarter             First Quarter
                              9 Months Ended, July 31,  6 Months Ended, April 30,  3 Months Ended, January 31,
                              -----------------------   -------------------------  ---------------------------
                                 2002         2001         2002         2001          2002         2001
                               --------     --------     --------     --------      --------     --------
                                  $           $             $            $             $            $
CONSOLIDATED BALANCE SHEET

Assets
     Cash                        56,221       96,151       60,422      102,624        76,260      117,120
     Accounts receivable            952          932          952        4,150           952        4,150
     Prepaid expenses                --          563           --           --            --           --

                               --------     --------     --------     --------      --------     --------
                                 57,173       97,646       61,374      106,774        77,212      121,270
                               ========     ========     ========     ========      ========     ========

Liabilities
     Accounts payable and
     accrued liabilities             --           --           --        3,042         6,500        3,542
                               --------     --------     --------     --------      --------     --------

Shareholders' equity
     Capital stock               88,818       88,818       88,818       88,818        88,818       88,818
     Additional paid-in
     capital                    913,826      913,826      913,826      913,826       913,826      913,826
     Deficit                   (945,471)    (904,998)    (941,270)    (898,912)     (931,932)    (884,916)
                               --------     --------     --------     --------      --------     --------
                                 57,173       97,646       61,374      103,732        70,712      117,728
                               --------     --------     --------     --------      --------     --------
                                 57,173       97,646       61,374      106,774        77,212      121,270
                               ========     ========     ========     ========      ========     ========

CONSOLIDATED STATEMENT OF
OPERATIONS AND DEFICIT

     Interest income                410        1,746          284        1,254           169          712
     Office and general          18,868       26,299       14,541       19,721         5,088        5,183
                               --------     --------     --------     --------      --------     --------
     Loss for the period        (18,458)     (24,553)     (14,257)     (18,467)       (4,919)      (4,471)
     Deficit, beginning of     (927,013)    (880,445)    (927,013)    (880,445)     (927,013)    (880,445)
     period
                               --------     --------     --------     --------      --------     --------
     Deficit, end of period    (945,471)    (904,998)    (941,270)    (898,912)     (931,932)    (884,916)
                               ========     ========     ========     ========      ========     ========

See accompanying notes to the unaudited interim period consolidated financial statements.

Bison Instruments Inc.
Interim Period Consolidated Financial Statements
Years 2002 and 2001
"Unaudited"


                                      Third Quarter              Second Quarter              First Quarter
                                 9 Months Ended, July 31,  6 Months Ended, April 30,  3 Months Ended, January 31,
                                -------------------------  -------------------------  ---------------------------
                                    2002         2001         2002         2001           2002         2001
                                  --------     --------     --------     --------       --------     --------
                                      $           $             $           $               $            $
CONSOLIDATED STATEMENT OF
CASH FLOWS

Cash provided by (used in):
     Cash flows from
     operating activities:
        Net loss                   (18,458)     (24,553)     (14,257)     (18,467)        (4,919)      (4,471)
Changes in non-cash working
balances related to operations
    Accounts receivable                (20)       3,218          (20)          --            (20)          --
    Prepaid expenses                    --         (563)          --           --             --           --
    Accounts and accrued
    liabilities                     (8,480)      (3,542)      (8,480)        (500)        (1,980)          --
                                  --------     --------     --------     --------       --------     --------
Net cash used in
operating activities               (26,958)     (25,440)     (22,757)      18,967         (6,919)      (4,471)
                                  --------     --------     --------     --------       --------     --------
Net decrease in cash               (26,958)     (25,440)     (22,757)      18,967         (6,919)      (4,471)
Cash, beginning of period           83,179      121,591       83,179      121,591         83,179      121,591
                                  --------     --------     --------     --------       --------     --------
Cash, end of period                 56,221       96,151       60,422      102,624         76,260      117,120
                                  ========     ========     ========     ========       ========     ========

See accompanying notes to the unaudited interim period consolidated financial statements.



Note to interim period consolidated financial statements:

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles. The preparation of financial data is based on accounting policies and practices consistent with those used in the preparation of the audited annual consolidated financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to a fair presentation of the results of the interim periods presented. These unaudited interim period consolidated financial statements should be read together with the audited annual consolidated financial statements and the accompanying notes included in the Company's 2002
Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

No independent accountant whose services were employed by the Company or any independent accountant on whom the report is relied on by the Company has resigned or been dismissed in the two most recent fiscal years or subsequent interim periods.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                 DIRECTORS
        NAME                          AGE     POSITIONS HELD IN BISON                    TERM OF OFFICE  SERVED SINCE
        Barrie D. Rose                72      Director                                   1 year          1983
        Allan D. Erickson             60      Director                                   1 year          1982
        Glen A. Peer                  39      Director                                   1 year          1996
        Edward G. Lampman             57      Director, and Chief Executive Officer      1 year          1996
        Lawrence M. Martin            61      Director and General Manager               1 year          1998


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

Barrie D. Rose, Edward G. Lampman, Allan Erickson, Glen A. Peer and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2002 which were filed on January 10, 2003.


ITEM 10. EXECUTIVE COMPENSATION.

(a)  Summary Compensation Table

                              ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                                                       AWARDS           PAYOUTS
        (a)            (b)      (c)        (d)        (e)         (f)         (g)         (h)          (i)
NAME AND PRINCIPAL   YEAR     SALARY      BONUS   COMPENSATION  AWARD(S)   OPTIONS      PAYOUTS    COMPENSATION
POSITION                      ($)         ($)        ($)         ($)      /SARS (#)     ($)          ($)
Edward G. Lampman,   2002     nil         nil        nil         nil                    nil          nil
Chief Executive      2001     nil         nil        nil         nil                    nil          nil
Officer              2000     nil         nil        nil         nil                    nil          nil


(b)  Option/SAR in Last Fiscal Year

                                                       INDIVIDUAL GRANTS
    (a)                       (b)                    (c)                    (d)                   (e)
NAME                      NUMBER OF              % OF TOTAL              EXERCISE OR        EXPIRATION DATE
                          SECURITIES             OPTIONS/SARS            BASE PRICE
                          UNDERLYING             GRANTED TO              ($/SH)
                          OPTIONS/SARS           EMPLOYEES IN
                          GRANTED (#)            FISCAL YEAR
N/A *                        --                      --                      --                   --


(c) Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

    (a)         (b)                (c)                   (d)                           (e)
NAME          SHARES              VALUE           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
              ACQUIRED            REALIZED        UNDERLYING UNEXERCISED        IN-THE-MONEY
              ON                  ($)             OPTIONS/SARS AT FY-END        OPTIONS/SARS AT
              EXERCISE (#)                        (#)                           FY-END ($)

                                                  EXERCISABLE/                  EXERCISABLE/
                                                  UNEXERCISABLE                 UNEXERCISABLE
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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Security Ownership Greater than 5%

              (1)                        (2)                            (3)                       (4)
         TITLE OF CLASS           NAME AND ADDRESS OF            AMOUNT AND NATURE OF         PERCENT OF
                                  BENEFICIAL OWNER               BENEFICIAL OWNER             CLASS
         Common Stock             Andus, Inc.*                   595,539 Common Shares        67.05%
                                  1209 Orange Street,
                                  Wilmington, Delaware, 19801

     * Andus, Inc., a Delaware corporation, is a subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc. is controlled by Barrie D. Rose, and members of his immediate family.

(b)  Security Ownership of Management

              (1)                         (2)                           (3)                       (4)
         TITLE OF CLASS           NAME AND ADDRESS OF            AMOUNT AND NATURE OF         PERCENT OF
                                  BENEFICIAL OWNER               BENEFICIAL OWNER             CLASS
         Common Stock             Barrie D. Rose                 595,539 Common Shares        67.05%
                                  50 Bartor Road
                                  Toronto, Ontario, Canada,
                                  M9M 2G5


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. CONTROLS AND PROCEDURES:

As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/  Bison Instruments Inc.



         /s/ Edward G. Lampman          (signature)
         -------------------------------
         Edward G. Lampman
         Chief Executive Officer, Chief Financial Officer and Director


Date: January 17, 2003


In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:  /s/  Bison Instruments Inc.

         /s/ Edward G. Lampman          (signature)
         -------------------------------
         Edward G. Lampman
         Chief Executive Officer, Chief Financial Officer and Director


Date: January 17, 2003

Certifications:

I, Edward G. Lampman certify that:

1.   I have reviewed this annual report on Form 10-KSB of Bison Instruments Inc.

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 17, 2003

Edward G. Lampman




/s/ Edward G. Lampman          (signature)
-------------------------------
Chief Executive Officer, Chief Financial Officer and Director