Form 10-Q
period 2003-01-31
BISON INSTRUMENTS INC
filed 2003-03-12
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended January 31, 2003.
                           -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from __________ to __________.


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
                           --------------

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of January 31, 2003.

PART I

ITEM 1. INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2003
                                   (UNAUDITED)

                                              2003         2002
                                               $            $
ASSETS
Cash                                          45,672       76,260
Accounts receivable                               --          952
                                            ---------------------
                                              45,672       77,212
                                            =====================

LIABILITIES
Accounts payable and accrued liabilities       5,000        6,500
                                            ---------------------
                                               5,000        6,500
                                            ---------------------

STOCKHOLDERS' EQUITY
Capital stock                                 88,818       88,818
Capital in excess of par value               913,826      913,826
Deficit                                     (961,972)    (931,932)
                                            ---------------------
                                              40,672       70,712
                                            ---------------------
                                              45,672       77,212
                                            =====================


                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                       THREE MONTHS ENDED JANUARY 31, 2003
                                   (UNAUDITED)

                                                  2003         2002
                                                ---------------------
                                                   $            $

Interest income                                      101          169
Selling, general and administrative expenses       4,665        5,088
                                                ---------------------

Net loss                                          (4,564)      (4,919)

Deficit, beginning of period                    (957,408)    (927,013)
                                                ---------------------

Deficit, end of period                          (961,972)    (931,932)
                                                =====================


See accompanying notes to the unaudited interim period financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED JANUARY 31, 2003
                                   (UNAUDITED)

                                                 2003         2002
                                                  $            $
Cash provided by (used in):

Cash flows from operating activities:
  Net loss                                       (4,564)     (4,919)

Changes in non-cash working capital balances
  Accounts receivable                                --         (20)
  Accounts payable and accrued liabilities       (1,000)     (1,980)

                                                -------------------
Net cash used in operating activities            (5,564)     (6,919)
                                                -------------------

Decrease in cash                                 (5,564)     (6,919)

Cash, beginning of period                        51,236      83,179
                                                -------------------

Cash, end of period                              45,672      76,260
                                                ===================

See accompanying notes to the unaudited interim period consolidated financial statements.

Note to interim period consolidated financial statements:

KPMG LLP, the Company's independent auditors, has not performed a quarterly review of the unaudited consolidated financial statements for the first quarter ended January 31, 2003.

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

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year-ended October 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for the three months of fiscal year 2003 was $4,564 or $0.01 per share, compared with a net loss of $4,919 or $0.01 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal years 2003 and 2002.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. The Company has sufficient cash resources to maintain these reduced operations for the foreseeable future.

The Company has income tax losses of approximately $1,491,000 available for carryforwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2017.

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

Date: March 10, 2003                             By: /s/ Edward G. Lampman
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