Form 10QSB
period 2003-04-30
BISON INSTRUMENTS INC
filed 2003-06-05
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended April 30, 2003.
                           ---------------

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

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of April 30, 2003.

PART I


ITEM 1. INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2003
                                   (UNAUDITED)

                                              2003         2002
                                                $            $
ASSETS
Cash                                          29,063       60,422
Accounts receivable                               --          952
                                            ---------------------
                                              29,063       61,374
                                            =====================

LIABILITIES
Accounts payable and accrued liabilities          --           --
                                            ---------------------

STOCKHOLDERS' EQUITY
Capital stock                                 88,818       88,818
Capital in excess of par value               913,826      913,826
Deficit                                     (973,581)    (941,270)
                                            ---------------------
                                              29,063       61,374
                                            ---------------------
                                              29,063       61,374
                                            =====================


                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                         SIX MONTHS ENDED APRIL 30, 2003
                                   (UNAUDITED)

                                                  2003         2002
                                                ---------------------
                                                    $            $

Interest income                                      152          284
Selling, general and administrative expenses      16,325       14,541
                                                ---------------------


Net loss                                         (16,173)     (14,257)

Deficit, beginning of period                    (957,408)    (927,013)
                                                --------     --------

Deficit, end of period                          (973,581)    (941,270)
                                                ========     ========


See accompanying notes to the unaudited interim period financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED APRIL 30, 2003
                                   (unaudited)

                                                 2003         2002
                                                   $            $
Cash provided by (used in):

Cash flows from operating activities:
  Net loss                                      (16,173)    (14,257)

Changes in non-cash working capital balances
  Accounts receivable                                --         (20)
  Accounts payable and accrued liabilities       (6,000)     (8,480)

                                                -------------------
Net cash used in operating activities           (22,173)    (22,757)
                                                -------------------

Decrease in cash                                (22,173)    (22,757)

Cash, beginning of period                        51,236      83,179
                                                -------------------

Cash, end of period                              29,063      60,422
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

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for the six months of fiscal year 2003 was $16,173 or $0.02 per share, compared with a net loss of $14,257 or $0.02 per share for the same period last year.

No sales were recorded for the Company in the six months of fiscal years 2003 and 2002.

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

                                             Bison Instruments, Inc.
                                             --------------------------

Date: May 30, 2003                           By: /s/ Edward G. Lampman
      ---------------------                      -------------------------------
                                                 (Signature)

                                             Edward G. Lampman
                                             -----------------------------------
                                             (Print Name of Signing Officer)

                                             Chief Executive Officer
                                             -----------------------------------
                                             (Title of Signing Officer)

Certifications:

I, Edward G. Lampman certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bison Instruments
     Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

/s/  Edward G. Lampman                        signature)
-------------------------------------------------------
     Edward G. Lampman
     Chief Executive Officer, Chief Financial Officer and Director