Form 10QSB
period 2003-07-31
BISON INSTRUMENTS INC
filed 2003-08-22
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended July 31, 2003.

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


(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ________________ No ________________

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of July 31, 2003.

PART I

ITEM 1.  INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2003
                                   (unaudited)

                                               2003            2002
                                           ------------    ------------
                                                $                $
ASSETS
Cash                                             24,202          56,221
Accounts receivable                                  --             952
                                           ------------    ------------
                                                 24,202          57,173
                                           ============    ============

LIABILITIES
Accounts payable and accrued liabilities             --              --
                                           ------------    ------------
                                                     --              --
                                           ------------    ------------

STOCKHOLDERS' EQUITY
Capital stock                                    88,818          88,818
Capital in excess of par value                  913,826         913,826
Deficit                                        (978,442)       (945,471)
                                           ------------    ------------
                                                 24,202          57,173
                                           ------------    ------------
                                                 24,202          57,173
                                           ============    ============




                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                         NINE MONTHS ENDED JULY 31, 2003
                                   (unaudited)
                                                    2003            2002
                                               ------------    ------------
                                                      $               $

Interest income                                         182             410
Selling, general and administrative expenses         21,216          18,868
                                               ------------    ------------

Net loss                                            (21,034)        (18,458)

Deficit, beginning of period                       (957,408)       (927,013)
                                               ------------    ------------

Deficit, end of period                             (978,442)       (945,471)
                                               ============    ============


See accompanying notes to the unaudited interim period financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED JULY 31, 2003
                                   (unaudited)

                                                   2003            2002
                                               ------------    ------------
                                                     $               $

Cash provided by (used in):

Cash flows from operating activities:
  Net loss                                          (21,034)        (18,458)

Changes in non-cash working capital balances
  Accounts receivable                                    --             (20)
  Accounts payable and accrued liabilities           (6,000)         (8,480)

                                               ------------    ------------
Net cash used in operating activities               (27,034)        (26,958)
                                               ------------    ------------

Decrease in cash                                     27,034         (26,958)

Cash, beginning of period                            51,236          83,179
                                               ------------    ------------

Cash, end of period                                  24,202          56,221
                                               ============    ============


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

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The net loss for the nine months of fiscal year 2003 was $21,034 or $0.02 per share, compared with a net loss of $18,458 or $0.02 per share for the same period last year.

No sales were recorded for the Company in the nine months of fiscal years 2003 and 2002.

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

         Exhibit 31 - Certification by CEO and CFO attached hereto.

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

Date: August 15, 2003                       By: /s/ Edward G. Lampman
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