Form 10KSB
period 2003-10-31
BISON INSTRUMENTS INC
filed 2004-01-26
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the fiscal year ended October 31, 2003
                                    ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from _____________ to _____________

Commission file number 000-27297
                       ---------

Bison Instruments, Inc.
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its charter)



Minnesota                                                   E41-0947661
---------------------------------------                     --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



15340 Highland Place, Minnetonka, MN                        55345
---------------------------------------                     --------------------
(Address of principal executive office)                     (Zip Code)


Issuer's telephone number     (952) 938-1055
                         ------------------------

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class                   Name of each exchange on which registered

N/A
-------------------                   -----------------------------------------

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock
--------------------------------------------------------------------------------

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $58,528 as of October 31, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of October 31, 2003.

Documents incorporated by reference - none.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income. In the fiscal years 2002 and 2003, the business was commercially inactive. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the "Mu-Meter"). The sales included the intellectual property and inventory of the product lines.

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

                  FISCAL YEAR     HIGH      LOW

                  2002 Q1         $0.30     $0.11
                  2002 Q2         $0.30     $0.11
                  2002 Q3         $0.75     $0.12
                  2002 Q4         $0.45     $0.15
                  2003 Q1         $0.15     $0.14
                  2003 Q2         $1.01     $0.15
                  2003 Q3         $0.41     $0.15
                  2003 Q4         $0.40     $0.15


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

ITEM 6.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for 2003 was $32,923 or $0.04 per share, compared with a loss in 2002 of $30,395 or $0.03 per share.

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

The Company has income tax losses of approximately $1,617,000 available for carry forwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2018.

The Company continues to pursue other business opportunities for the corporation going forward. However, there is no guarantee that the Company will be successful in its endeavors.


ITEM 7A.  CONSOLIDATED FINANCIAL STATEMENTS

          BISON INSTRUMENTS, INC.
          (Expressed in United States dollars)
          Years ended October 31, 2003 and 2002



Auditors' Report

To the Directors and Stockholders of Bison Instruments, Inc.

We have audited the consolidated balance sheets of Bison Instruments, Inc. as at October 31, 2003 and 2002 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Chartered Accountants

Toronto, Canada

November 14, 2003

BISON INSTRUMENTS, INC.
Consolidated Balance Sheets

October 31, 2003 and 2002

----------------------------------------------------------------------------
                                                         2003           2002
----------------------------------------------------------------------------
                                                           $             $

Assets

Current assets:
         Cash                                           19,313        51,236

----------------------------------------------------------------------------
                                                        19,313        51,236
----------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable and accrued liabilities        7,000         6,000

Stockholders' equity
         Share capital (note 5)                      1,002,644     1,002,644
         Deficit                                      (990,331)     (957,408)

----------------------------------------------------------------------------
                                                        12,313        45,236

----------------------------------------------------------------------------
                                                        19,313        51,236
----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:

__________________________ Director


__________________________ Director

BISON INSTRUMENTS, INC.
Consolidated Statements of Operations and Deficit

Years ended October 31, 2003 and 2002

----------------------------------------------------------
                                          2003        2002
----------------------------------------------------------
                                            $           $


Interest income                            205         537

Selling, general and administrative     33,128      30,932
----------------------------------------------------------

Loss for the year                      (32,923)    (30,395)

Deficit, beginning of year            (957,408)   (927,013)


----------------------------------------------------------
Deficit, end of year                  (990,331)   (957,408)
----------------------------------------------------------

Earnings (loss) per share               (0.037)     (0.034)
----------------------------------------------------------


See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Cash Flows


Years ended October 31, 2003 and 2002
-------------------------------------------------------------------
                                                    2003       2002
-------------------------------------------------------------------
                                                     $          $


Cash provided by (used in):

Cash flows from operating activities:
         Loss for the year                       (32,923)   (30,395)
         Changes in non-cash working capital
         balances related to operations:
                  Accounts receivable                 --        932
                  Accounts payable and accrued
                    liabilities                    1,000     (2,480)
-------------------------------------------------------------------

         Net cash used in operating activities   (31,923)   (31,943)

-------------------------------------------------------------------

Net decrease in cash                             (31,923)   (31,943)

Cash, beginning of year                           51,236     83,179

-------------------------------------------------------------------

Cash, end of year                                 19,313     51,236
-------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Notes to Consolidated Financial Statements

Years ended October 31, 2003 and 2002

--------------------------------------------------------------------------------


Bison Instruments, Inc. (the "Company") was engaged in the manufacture of geophysical and other measurement instruments, sold internationally. The operations of the Company had essentially ceased in 2002 and 2003. Andus Inc. ("Andus") owns approximately 67.05% of the Company's outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.


1.        OTHER INCOME:

          In 2003 and 2002, other income of $205 and $537 respectively, represents interest income on the cash in bank accounts.


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

4.       INCOME TAXES:

         The Company's statutory income tax rate is 38.4% (2002 - 38.4%).

         The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,617,000 (2002 - $1,584,000) that give rise to significant portions of deferred tax assets at October 31, 2003 and 2002 are presented below:

         ------------------------------------------------------------
                                                       2003      2002
         ------------------------------------------------------------
                                                        $         $

                  Deferred tax assets primarily
                    attributable to losses          584,000   572,000
                  Less valuation allowance          584,000   572,000

         ------------------------------------------------------------
                  Net deferred tax assets                --        --
         ------------------------------------------------------------

                  Loss carry-forwards expire approximately
                     as follows:
                                                                  $
                  2011                                         13,000
                  2012                                        827,000
                  2013                                        649,000
                  2014                                          2,000
                  2015                                         16,000
                  2016                                         47,000
                  2017                                         30,000
                  2018                                         33,000
         ------------------------------------------------------------
                                                            1,617,000
         ------------------------------------------------------------

5.       SHARE CAPITAL:

         ------------------------------------------------------------
                                                     2003        2002
         ------------------------------------------------------------
                                                       $           $

                  Authorized:
                    60,000,000 common shares
                    $0.10 par value
                  Issued:
                    888,180 common shares           88,818      88,818
                    Additional paid in capital     913,826     913,826

         -------------------------------------------------------------
                                                 1,002,644   1,002,644

6.       NEW ACCOUNTING PRONOUNCEMENTS:

         The Financial Accounting Standards Board ("FASB") has issued several new standards which have implementation dates subsequent to the Company's year end including the following: FAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, FIN 46 (Revised), Consolidation of Variable Interest Entities and FAS 132 (Revised), Employers Disclosures about Pensions and other Postretirement Benefits. Management does not believe that any of these new standards currently have a material impact on the consolidated financial statements.

ITEM 7B. INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS
         BISON INSTRUMENTS, INC.
         (Expressed in United States dollars)
         Quarter periods ended nine months, six months and three months, 2003 and 2002


INDEPENDENT ACCOUNTANT'S REPORT

To the Directors and Stockholders of Bison Instruments, Inc.

We have reviewed the accompanying consolidated balance sheets of Bison Instruments, Inc. as of July 31, 2003, April 30, 2003 and January 31, 2003, and consolidated statements of operations and deficit and cash flows for the nine-month, six-month and three-month periods then ended. These financial statements information are the responsibility of the Company's management.

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

KPMG LLP

Chartered Accountants
Toronto, Canada

November 14, 2003

BISON INSTRUMENTS INC.
INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS
YEARS 2003 AND 2002
"UNAUDITED"


                                          THIRD QUARTER                 SECOND QUARTER                  FIRST QUARTER
                                      9 MONTHS ENDED, JULY 31,      6 MONTHS ENDED, APRIL 30,     3 MONTHS ENDED, JANUARY 31,
                                      ------------------------      -------------------------     ---------------------------
                                           2003        2002              2003        2002              2003        2002
                                         --------------------          --------------------          --------------------
                                             $          $                 $           $                 $           $
CONSOLIDATED BALANCE SHEET
Assets
         Cash                              24,202      56,221            29,063      60,422            45,672      76,260
         Accounts receivable                   --         952                --         952                --         952
                                         --------------------          --------------------          --------------------
                                           24,202      57,173            29,063      61,374            45,672      77,212
                                         ====================          ====================          ====================

Liabilities
         Accounts payable and
         accrued liabilities                   --          --                --          --             5,000       6,500
                                         --------------------          --------------------          --------------------

Shareholders' equity
         Capital stock                     88,818      88,818            88,818      88,818            88,818      88,818
         Additional paid-in capital       913,826     913,826           913,826     913,826           913,826     913,826
         Deficit                         (978,442)   (945,471)         (973,581)   (941,270)         (961,972)   (931,932)
                                         --------------------          --------------------          --------------------
                                           24,202      57,173            29,063      61,374            40,672      70,712
                                         --------------------          --------------------          --------------------
                                           24,202      57,173            29,063      61,374            45,672      77,212
                                         ====================          ====================          ====================

CONSOLIDATED STATEMENT OF
OPERATIONS AND DEFICIT

         Interest income                      182         410               152         284               101         169
         Office and general                21,216      18,868            16,325      14,541             4,665       5,088
                                         --------------------          --------------------          --------------------
         Loss for the period              (21,034)    (18,458)          (16,173)    (14,257)           (4,564)     (4,919)
         Deficit, beginning of period    (957,408)   (927,013)         (957,408)   (927,013)         (957,408)   (927,013)
                                         --------------------          --------------------          --------------------
         Deficit, end of period          (978,442)   (945,471)         (973,581)   (941,270)         (961,972)   (931,932)
                                         ====================          ====================          ====================



See accompanying notes to the unaudited interim period consolidated financial statements.

BISON INSTRUMENTS INC.
INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS
YEARS 2003 AND 2002
"UNAUDITED"



                                                       THIRD QUARTER              SECOND QUARTER              FIRST QUARTER
                                                  9 MONTHS ENDED, JULY 31,   6 MONTHS ENDED, APRIL 30,   3 MONTHS ENDED, JANUARY 31,
                                                  ------------------------   -------------------------   ---------------------------
                                                     2003           2002         2003          2002          2003          2002
                                                  ------------------------    ------------------------    ------------------------
                                                      $              $            $             $             $             $
CONSOLIDATED STATEMENT OF
CASH FLOWS

Cash provided by (used in):
         Cash flows from operating
         activities:
                  Net loss                           (21,034)      (18,458)      (16,173)      (14,257)       (4,564)       (4,919)
         Changes in non-cash working
         balances related to operations
                  Accounts receivable                     --           (20)           --           (20)           --           (20)
                  Accounts payable and
                  accrued liabilities                 (6,000)       (8,480)       (6,000)       (8,480)       (1,000)       (1,980)
                                                  ------------------------    ------------------------    ------------------------
         Net cash used in operating activities       (27,034)      (26,958)      (22,173)      (22,757)       (5,564)       (6,919)
                                                  ------------------------    ------------------------    ------------------------

         Net decrease in cash                        (27,034)      (26,958)      (22,173)      (22,757)       (5,564)       (6,919)
         Cash, beginning of period                    51,236        83,179        51,236        83,179        51,236        83,179
                                                  ------------------------    ------------------------    ------------------------
         Cash, end of period                          24,202        56,221        29,063        60,422        45,672        76,260
                                                  ========================    ========================    ========================




See accompanying notes to the unaudited interim period consolidated financial statements.



Note to interim period consolidated financial statements:

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles. The preparation of financial data is based on accounting policies and practices consistent with those used in the preparation of the audited annual consolidated financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to a fair presentation of the results of the interim periods presented. These unaudited interim period consolidated financial statements should be read together with the audited annual consolidated financial statements and the accompanying notes included in the Company's 2003 Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

No independent accountant whose services were employed by the Company or any independent accountant on whom the report is relied on by the Company has resigned or been dismissed in the two most recent fiscal years or subsequent interim periods.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            DIRECTORS
     NAME                       AGE     POSITIONS HELD IN BISON              TERM OF OFFICE    SERVED SINCE
     Barrie D. Rose             73      Director                                1 year            1983

     Allan D. Erickson          61      Director                                1 year            1982

     Glen A. Peer               40      Director                                1 year            1996

     Edward G. Lampman          58      Director, and Chief Executive Officer   1 year            1996

     Lawrence M. Martin         62      Director and General Manager            1 year            1998


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

Barrie D. Rose, Edward G. Lampman, Allan Erickson, Glen A. Peer and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2003 which will be filed in late January or early February, 2004.


ITEM 10.  EXECUTIVE COMPENSATION.

(a)       Summary Compensation Table


                                ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                                                           AWARDS                        PAYOUTS
           (a)       (b)     (c)       (d)           (e)             (f)          (g)             (h)               (i)
NAME AND PRINCIPAL   YEAR  SALARY($)  BONUS($)  COMPENSATION($)  AWARD(S)($)  OPTIONS/SARS(#)   PAYOUTS($)     COMPENSATION($)
POSITION
Edward G. Lampman,   2003    nil        nil          nil             nil                           nil              nil
Chief Executive      2002    nil        nil          nil             nil                           nil              nil
Officer              2001    nil        nil          nil             nil                           nil              nil



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

(c) Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values


(a)         (b)             (c)                (d)                          (e)
NAME      SHARES           VALUE       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
          ACQUIRED ON      REALIZED    UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARS
          EXERCISE (#)     ($)         OPTIONS/SARS AT FY-END (#)   AT FY-END ($)

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
           UNITS OR OTHER RIGHTS    OTHER PERIOD UNTIL       ($ OR #)     ($ OR #)    ($ OR #)
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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)       Security Ownership Greater than 5%

             (1)               (2)                     (3)               (4)
          TITLE OF       NAME AND ADDRESS       AMOUNT AND NATURE     PERCENT OF
          CLASS          OF BENEFICIAL OWNER    OF BENEFICIAL OWNER   CLASS

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

(b)       Security Ownership of Management

             (1)               (2)                     (3)               (4)
          TITLE OF       NAME AND ADDRESS       AMOUNT AND NATURE     PERCENT OF
          CLASS          OF BENEFICIAL OWNER    OF BENEFICIAL OWNER   CLASS

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

By: /s/ Bison Instruments Inc.



    /s/ Edward G. Lampman         (signature)
    -----------------------------------------
    Edward G. Lampman
    Chief Executive Officer, Chief Financial Officer and Director


Date: November 14, 2003


In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By: /s/ Bison Instruments Inc.


    /s/ Edward G. Lampman         (signature)
    -----------------------------------------
    Edward G. Lampman
    Chief Executive Officer, Chief Financial Officer and Director



Date: November 14, 2003