Form 10QSB
period 2004-01-31
BISON INSTRUMENTS INC
filed 2004-02-27
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended January 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from ____________________ to ____________________ .

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15340 Highland Place, Minnetonka, MN	55345-4613

(Address of principal executive office)	(Zip Code)

Issuer’s telephone number	(952) 938-1055

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes         No

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 888,180 as of January 31, 2004.

PART I

Item 1.   Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
JANUARY 31, 2004
(unaudited)

	2004	2003
	$	$
ASSETS
Cash	11,560	45,672

	11,560	45,672

LIABILITIES
Accounts payable and accrued liabilities	7,000	5,000

	7,000	5,000

STOCKHOLDERS’ EQUITY
Capital stock	88,818	88,818
Capital in excess of par value	913,826	913,826
Deficit	(998,084)	(961,972)

	4,560	40,672

	11,560	45,672

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
THREE MONTHS ENDED JANUARY 31, 2004
(unaudited)

	2004	2003
	$	$
Interest income	16	101
Selling, general and administrative expenses	7,769	4,665

Net loss	(7,753)	(4,564)
Deficit, beginning of period	(990,331)	(957,408)

Deficit, end of period	(998,084)	(961,972)

See accompanying notes to the unaudited interim period financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2004
(unaudited)

	2004	2003
	$	$
Cash provided by (used in):
Cash flows from operating activities:
Net loss	(7,753)	(4,564)
Changes in non-cash working capital balances
Accounts payable and accrued liabilities	—	(1,000)

Net cash used in operating activities	(7,753)	(5,564)

Decrease in cash	(7,753)	(5,564)
Cash, beginning of period	19,313	51,236

Cash, end of period	11,560	45,672

See accompanying notes to the unaudited interim period consolidated financial statements.

Note to interim period consolidated financial statements:

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles. The preparation of financial data is based on accounting policies and practices consistent with those used in the preparation of the audited annual consolidated financial statements. These unaudited interim period consolidated financial statements should be read together with the audited annual consolidated financial statements and the accompanying notes included in the Company’s 2003 Form 10-KSB.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year-ended October 31, 2003.

Item 2.   Management’s Discussion of Financial Condition and Results of Operations.

The net loss for the three months of fiscal year 2004 was $7,753 or $0.01 per share, compared with a net loss of $4,564 or $0.01 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal years 2004 and 2003.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. The Company has sufficient cash resources to maintain these reduced operations for the foreseeable future.

The Company has income tax losses of approximately $1,617,000 available for carryforwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2018.

Subject to market conditions and opportunities, the Company intends to continue to maintain its existing efforts to pursue various alternatives for the future use of the public corporate entity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of the Company’s plan to seek other business opportunities, and the manner in which the Company may participate in such business opportunities.

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

Bison Instruments, Inc.
Dated: February 17, 2004	By:	/s/ Edward G. Lampman

(Signature)
Edward G. Lampman

(Print Name of Signing Officer)
Chief Executive Officer, Chief Financial Officer and Director

(Title of Signing Officer)