Form 10QSB
period 2004-07-31
BISON INSTRUMENTS INC
filed 2004-08-17
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended July 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from ____________________ to ____________________ .

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15340 Highland Place, Minnetonka, MN	55345-4613

(Address of principal executive office)	(Zip Code)

Issuer’s telephone number	(952) 938-1055

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes         No

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 888,180 as of July 31, 2004.

PART I

Item 1. Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
JULY 31, 2004
(unaudited)

	2004 $	2003 $

ASSETS
Cash	3,885	24,202

	3,885	24,202

LIABILITIES
Loan payable	9,800	—

	9,800	—

STOCKHOLDERS’ EQUITY
Capital stock	88,818	88,818
Capital in excess of par value	913,826	913,826
Deficit	(1,008,559)	(978,442)

	(5,915)	24,202

	3,885	24,202

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
NINE MONTHS ENDED JULY 31, 2004
(unaudited)

	2004 $	2003 $

Interest income	20	182
Selling, general and administrative expe	18,248	21,216

Net loss	(18,228)	(21,034)

Deficit, beginning of period	(990,331)	(957,408)

Deficit, end of period	(1,008,559)	(978,442)

See accompanying notes to the unaudited interim period financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2004
(unaudited)

	2004 $	2003 $

Cash provided by (used in):

Cash flows from operating activities:
Net loss	(18,228)	(21,034)

Changes in non-cash working capital balances
Accounts payable and accrued liabilities	(7,000)	(6,000)
Loan payable	9,800	—

Net cash used in operating activities	(15,428)	(27,034)

Decrease in cash	(15,428)	(27,034)

Cash, beginning of period	19,313	51,236

Cash, end of period	3,885	24,202

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

Item 2. Management’s Discussion of Financial Condition and Results of Operations.

The net loss for the nine months of fiscal year 2004 was $18,228 or $0.02 per share, compared with a net loss of $21,034 or $0.02 per share for the same period last year.

No sales were recorded for the Company in the nine months of fiscal years 2004 and 2003.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.

The Company has income tax losses of approximately $1,635,000 available for carryforwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2019.

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

Bison Instruments, Inc.
Dated: August 9, 2004	By:	/s/ Edward G. Lampman

(Signature)
Edward G. Lampman

(Print Name of Signing Officer)
Chief Executive Officer, Chief Financial Officer and Director

(Title of Signing Officer)