Form 10QSB/A
period 2004-01-31
BISON INSTRUMENTS INC
filed 2005-02-18
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended January 31, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from to .

Commission file number 000-27297
                       ---------

Bison Instruments, Inc.
----------------------------------------------
(Name of Small Business Issuer in its charter)


Minnesota                                          E41-0947661
---------------------------------------            --------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


15340 Highland Place, Minnetonka, MN               55345-4613
---------------------------------------            --------------------------
(Address of principal executive office)            (Zip Code)


Issuer's telephone number  (952) 938-1055
                           --------------

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes         No
                                                  --------    -------

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of January 31, 2004.

PART I

ITEM 1.  INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET



                                                 JANUARY 31         OCTOBER 31
                                                    2004              2003
                                                 (UNAUDITED)
                                                     $                  $
ASSETS
Cash                                                 11,560             19,313
                                                ------------------------------
                                                     11,560             19,313
                                                ==============================

CURRENT LIABILITIES
    Accrued liabilities                               6,000              7,000
                                                ------------------------------
                                                      6,000              7,000
                                                ------------------------------

STOCKHOLDERS' EQUITY
Capital stock                                        88,818             88,818
Capital in excess of par value                      913,826            913,826
Deficit                                            (997,084)          (990,331)
                                                ------------------------------
                                                      5,560             12,313
                                                ------------------------------
                                                     11,560             19,313
                                                ==============================


                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (unaudited)

                                                Three Months Ended January 31

                                                    2004              2003
                                                     $                  $

Interest income                                          16                101
Office and general                                    6,769              4,665
                                                ------------------------------

Loss for the period                                  (6,753)            (4,564)

Deficit, beginning of period                       (990,331)          (957,408)
                                                ------------------------------

Deficit, end of period                             (997,084)          (961,972)
                                                ==============================

Earnings (loss) per share                             (0.01)             (0.01)
                                                ==============================

   Weighted average number of shares                888,180            888,180
                                                ==============================

See accompanying notes to the unaudited interim period consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three months Ended
                                                           January 31

                                                   2004                 2003
                                                    $                    $

Cash provided by (used in):

Cash flows from operating activities:
  Loss for the period                                (6,753)            (4,564)

Changes in non-cash working capital balances
  Accrued liabilities                                (1,000)            (1,000)

                                                ------------------------------
Net cash used in operating activities                (7,753)            (5,564)
                                                ------------------------------

Net decrease in cash                                 (7,753)            (5,564)

Cash, beginning of period                            19,313             51,236
                                                ------------------------------

Cash, end of period                                  11,560             45,672
                                                ==============================

See accompanying notes to the unaudited interim period consolidated financial statements.


Notes to interim period consolidated financial statements:
The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles. The preparation of financial data is based on accounting policies and practices consistent with those used in the preparation of the audited annual consolidated financial statements. These unaudited interim period consolidated financial statements should be read together with the audited annual consolidated financial statements and the accompanying notes included in the Company's 2003 Form 10-KSB.

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced a loss and negative cash flow in the current period. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2005. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern were not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $1,050 for these services. An office is maintained in Minnetonka, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year-ended October 31, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for the three months of fiscal year 2004 was $6,753 or $0.01 per share, compared with a net loss of $4,564 or $0.01 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal years 2004 and 2003.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $1,050 for these services. An office is maintained in Minnetonka, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,624,000 available for carryforwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2018.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until November 1, 2005.

Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of Management's plan to seek other business opportunities including merger opportunities with other businesses which may result in a reverse-take-over of the Company, and the manner in which the Company may participate in such business opportunities.

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


                                         Bison Instruments, Inc.
                                         -----------------------

Date: February 16, 2005                  By:  /s/ Edward G. Lampman
      -----------------                       --------------------------------
                                                       (Signature)

                                              Edward G. Lampman
                                              --------------------------------
                                              (Print Name of Signing Officer)

                                              Chief Executive Officer, Chief
                                              Financial Officer and Director
                                              --------------------------------
                                              (Title of Signing Officer)