Form 10QSB/A
period 2004-04-30
BISON INSTRUMENTS INC
filed 2005-02-18
CIK 1093683

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

Bison Instruments, Inc.
----------------------------------------------
(Name of Small Business Issuer in its charter)


Minnesota                                       E41-0947661
---------------------------------------         ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


15340 Highland Place, Minnetonka, MN            55345-4613
---------------------------------------         ------------------
(Address of principal executive office)         (Zip Code)


Issuer's telephone number  (952) 938-1055
                           --------------

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes           No
                                      ---------     ---------

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of April 30, 2004.

PART I

ITEM 1. INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                              APRIL 30        OCTOBER 31
                                                2004            2003
                                            (UNAUDITED)
                                                 $                $
ASSETS
Cash                                              2,772           19,313
                                             ----------------------------
                                                  2,772           19,313
                                             ============================

CURRENT LIABILITIES
Accrued liabilities                                --              7,000

Advances from shareholder                         5,000             --
                                             ----------------------------
                                                  5,000            7,000
                                             ----------------------------

STOCKHOLDERS' EQUITY
Capital stock                                    88,818           88,818
Capital in excess of par value                  913,826          913,826
Deficit                                      (1,004,872)        (990,331)
                                             ----------------------------
                                                 (2,228)          12,313
                                             ----------------------------
                                                  2,772           19,313
                                             ============================



                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (unaudited)

                                                6 MONTHS ENDED         APRIL 30       3 MONTHS ENDED      APRIL 30
                                                     2004               2003              2004              2003
                                                      $                  $                  $                 $
Interest income                                          20                152                  4               51
Office and general                                   14,561             16,325              7,792           11,660
                                              -------------------------------------------------------------------------

Loss for the period                                 (14,541)           (16,173)            (7,788)         (11,609)

Deficit, beginning of period
                                                   (990,331)          (957,408)          (997,084)        (961,972)
                                              -------------------------------------------------------------------------

Deficit, end of period                           (1,004,872)          (973,581)        (1,004,872)        (973,581)
                                              =========================================================================

Earnings (loss) per share                           (0.02)             (0.02)            (0.0l)            (0.01)
                                              =========================================================================

Weighted average number of shares                  888,180            888,180            888,180           888,180
                                              =========================================================================

See accompanying notes to the unaudited interim period consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                   6 Months Ended    April 30


                                                           2004         2003
                                                              $            $
Cash provided by (used in):
Cash flows from operating activities:
   Loss for the period
                                                       (14,541)     (16,173)
Changes in non-cash working capital balances:
   Accrued liabilities                                  (7,000)      (6,000)
                                                  --------------------------
Net cash used in operating activities                  (21,541)     (22,173)

Financing
Increase in advances from shareholder                     5,000           --
                                                  --------------------------
Net decrease in cash                                   (16,541)     (22,173)
Cash, beginning of period                             19,313          51,236
                                                  --------------------------
Cash, end of period                                       2,772       29,063
                                                  ==========================



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

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current period and has a stockholders' deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2005. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern were not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

Amounts payable to shareholder were advanced as non-interest bearing, unsecured with no specific terms of repayment. Effective January 27, 2005, the shareholder agreed that repayment would not be required before November 1, 2005.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the three months ended April 30, 2004, the Company paid Mr. Martin $1,444 for these services. An office is maintained in Minnetonka, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

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

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $2,494 for these services. An office is maintained in Minnetonka, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,631,000 available for carryforwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2019.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of Management's plan to seek other business opportunities with other businesses which may result in a reverse-take-over of the Company, and the manner in which the Company may participate in such business opportunities.

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


                                         Bison Instruments, Inc.

Date:  February 16, 2005                 By:  /s/ Edward G. Lampman
       --------------------                   ---------------------------------
                                                       (Signature)

                                              Edward G. Lampman
                                              ---------------------------------
                                              (Print Name of Signing Officer)

                                              Chief Executive Officer, Chief
                                              Financial Officer and Director
                                              ---------------------------------
                                              (Title of Signing Officer)