Form 10QSB/A
period 2004-07-31
BISON INSTRUMENTS INC
filed 2005-02-18
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended July 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from_____________ to ________________ .


Commission file number 000-27297
                       ---------

Bison Instruments, Inc.
--------------------------------------------------------------
(Name of Small Business Issuer in its charter)


Minnesota                           E41-0947661
--------------------------------    --------------------------
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)


15340 Highland Place, Minnetonka, MN                          55345-4613
------------------------------------                          ------------------
(Address of principal executive office)                       (Zip Code)


Issuer's telephone number  (952) 938-1055


(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes                   No
   -----------------    ----------------------

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of July 31, 2004.

PART I

ITEM 1.  INTERIM PERIOD CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEET

                                                JULY 31            OCTOBER 31
                                                 2004                 2003
                                              (UNAUDITED)
                                                   $                    $
ASSETS
Cash                                               3,885               19,313
                                           -----------------------------------
                                                   3,885               19,313
                                           ===================================

CURRENT LIABILITIES
Accrued liabilities                                   --                7,000

Advances from shareholder                          9,800                    -
                                           -----------------------------------
                                                   9,800                7,000
                                           -----------------------------------

STOCKHOLDERS' EQUITY
Capital stock                                     88,818               88,818
Capital in excess of par value                   913,826              913,826
Deficit                                      (1,008,559)            (990,331)
                                           -----------------------------------
                                                 (5,915)               12,313
                                           -----------------------------------
                                                   3,885               19,313
                                           ===================================


                                   CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                                     (unaudited)
=======================================================================================================================
                                              9 MONTHS ENDED JULY 31                3 MONTHS ENDED JULY 31
                                                     2004               2003              2004              2003
                                                      $                  $                  $                 $
Interest income                                          20                182                --                30
Office and general                                   18,248             21,216            (3,687)            4,891
                                              -------------------------------------------------------------------------

Loss for the period                                 (18,228)           (21,034)           (3,687)           (4,861)

Deficit, beginning of period                       (990,331)          (957,408)       (1,004,872)         (973,581)
                                              -------------------------------------------------------------------------

Deficit, end of period                           (1,008,559)          (978,442)       (1,008,559)         (978,442)
                                              =========================================================================

Earnings (loss) per share                             (0.02)             (0.02)            (0.0l)            (0.01)
                                              =========================================================================
Weighted average number of shares                   888,180            888,180           888,180           888,180
                                              =========================================================================

See accompanying notes to the unaudited interim period consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                       9 Months Ended July 31

                                                         2004            2003
                                                           $              $

Cash flows from operating activities:
   Loss for the period                                  (18,228)      (21,034)
Changes in non-cash working capital balances:
   Accrued liabilities                                   (7,000)       (6,000)
                                                      -------------------------
Net cash used in operating activities                   (25,228)      (27,034)
                                                                           --

Financing:
   Increase in advances from shareholder                 9,800             --
                                                      -------------------------
Net decrease in cash                                    (15,428)       (27034)

Cash, beginning of period                                 19,313        51,236
                                                      -------------------------
Cash, end of period                                        3,885        24,202
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

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the three months ended July 31, 2004, the Company paid Mr. Martin $1,200 for these services.An office is maintained in Minnetonka, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

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

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $3,694 for these services.An office is maintained in Minnetonka, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,635,000 available for carryforwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2019.

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


                                                Bison Instruments, Inc.

Date:  February 16, 2005               By:      /s/ Edward G. Lampman
       --------------------                     ---------------------------
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