Form 10KSB
period 2004-10-31
BISON INSTRUMENTS INC
filed 2005-02-18
CIK 1093683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the fiscal year ended October 31, 2004
                      ----------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
for the transition period from                  to
                               ----------------    ----------------

Commission file number 000-27297
                       -------------------------------


Bison Instruments, Inc.
-------------------------------------------------------------------------------
(Name of Small Business Issuer in its charter)



Minnesota                               E41-0947661
------------------------------------    ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)



15340 Highland Place, Minnetonka, MN         55345
------------------------------------         ----------------------------------
(Address of principal executive office)      (Zip Code)


Issuer's telephone number    (952) 938-1055
                             --------------------------------------------------

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class             Name of each exchange on which
                                registered
N/A
-------------------             ----------------------------------

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock
------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: 20

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $93,645 as of October 31, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 888,180 as of October 31, 2004.

Documents incorporated by reference - none.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income. In the fiscal years 2003 and 2004, the business was commercially inactive. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the "Mu-Meter"). The sales included the intellectual property and inventory of the product lines.

The Company pays a director to administer its corporate affairs and monitor residual business matters. During the year the Company paid $4,594 to this director for these services. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

Subject to market conditions and opportunities, the Company intends to maintain its existing efforts to explore various alternatives, including acquisition opportunities, for the future use of the public corporate entity. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Bison has a wholly owned subsidiary, Bison International, Inc., which was incorporated in the U.S. Virgin Islands. Bison International, Inc, processed some international sales of the Company in the past, but is now inactive.

Andus Inc., a Delaware corporation, owns 67.05% of the Company. Andus Inc. is a wholly owned subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc., directly or indirectly, also owns a controlling interest in Pylon Electronics Inc., Canbar Inc. and Adjusta-Post Manufacturing Company, which are involved in the manufacture and sale of various retail and industrial products. Mr. Barrie
D. Rose and members of his family control Androcan Inc.

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

The Company wishes to caution the reader that there are many uncertainties and unknown factors, which could affect its ability to carry out its business plan to pursue other business opportunities for the corporation. There is no guarantee that the Company will be successful in its endeavors.

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

                 FISCAL YEAR           HIGH           LOW

                  2003 Q1              $0.15          $0.14
                  2003 Q2              $1.01          $0.15
                  2003 Q3              $0.41          $0.15
                  2003 Q4              $0.40          $0.15
                  2004 01              $0.39          $0.20
                  2004 Q2              $0.72          $0.26
                  2004 Q3              $0.32          $0.32
                  2004 Q4              $0.32          $0.32


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

In addition, the Securities and Exchange Commission has adopted a number of other rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-8, and 15g-9 under the Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market, which might develop.

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

There are 273 holders of the stock of the company. There are no limits on the company's ability to pay dividends. No dividends have been paid in the last two fiscal years.

ITEM 6.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The net loss for 2004 was $32,488 or $0.04 per share, compared with a loss in 2003 of $32,923 or $0.04 per share.

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

The Company has income tax losses of approximately $1,649,500 available for carry forwards, which may be used to reduce future years' taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2019.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         BISON INSTRUMENTS, INC.
         (Expressed in United States dollars)
         Years ended October 31, 2004 and 2003

Report of the Independent Registered Public Accounting Firm

To the Directors and Stockholders of Bison Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Bison Instruments, Inc. and its subsidiary as of October 31, 2004 and 2003 and the related consolidated statements of operations and deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments Inc. and its subsidiary as of October 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP


Chartered Accountants

Toronto, Canada

February 3, 2005

BISON INSTRUMENTS, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

October 31, 2004 and 2003

================================================================================
                                                        2004          2003
--------------------------------------------------------------------------------

Assets

Current assets:
         Cash                                       $     3,525    $    19,313

--------------------------------------------------------------------------------
                                                    $     3,525    $    19,313
================================================================================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
         Accrued liabilities                        $     9,100    $     7,000

Advances from shareholder (note 3)                       14,600             --

Stockholders' equity (Deficiency):
         Share capital (note 5)                       1,002,644      1,002,644
         Deficit                                     (1,022,819)      (990,331)

--------------------------------------------------------------------------------
                                                        (20,175)        12,313
Going concern uncertainty(note 2)
================================================================================
                                                    $     3,525    $    19,313
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:

__________________________          Director


__________________________          Director

BISON INSTRUMENTS, INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended October 31, 2004 and 2003

================================================================================
                                                   2004            2003
--------------------------------------------------------------------------------


Interest income                                $        20       $     205
--------------------------------------------------------------------------------
Expenses:
     Shareholder relations                          16,300          16,336
     Professional fees                               9,397           6,585
     Management fees                                 4,594           4,875
     Directors' fees                                 2,000           4,000
     Office and general                                217           1,332
--------------------------------------------------------------------------------
                                                    32,508          33,128
--------------------------------------------------------------------------------

Loss for the year                                  (32,488)        (32,923)

Deficit, beginning of year                        (990,331)       (957,408)


--------------------------------------------------------------------------------
Deficit, end of year                           $(1,022,819)      $(990,331)
================================================================================

Earnings (loss) per share                      $     (0.04)      $   (0.04)
================================================================================

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)


Years ended October 31, 2004 and 2003
================================================================================
                                                         2004           2003
--------------------------------------------------------------------------------

Cash provided by (used in):

Cash flows from operating activities:
         Loss for the year                             $(32,488)      $(32,923)
         Changes in non-cash working capital
         balances related to operations:
                  Accrued Liabilities                     2,100          1,000
--------------------------------------------------------------------------------

         Net cash used in operating activities          (30,388)       (31,923)
Financing:
         Increase in advances from shareholder           14,600             --
--------------------------------------------------------------------------------

Net decrease in cash                                    (15,788)       (31,923)

Cash, beginning of year                                  19,313         51,236

--------------------------------------------------------------------------------

Cash, end of year                                      $  3,525       $ 19,313
================================================================================

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended October 31, 2004 and 2003

================================================================================

Bison Instruments, Inc. (the "Company") was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999. In the fiscal years 2003 and 2004, the business was commercially inactive. Andus Inc. ("Andus") owns approximately 67.05% of the Company's outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.


1.       SIGNIFICANT ACCOUNTING POLICIES:

         (a)      Basis of presentation:

                  These consolidated financial statements include the accounts of the Company's wholly owned subsidiary, Bison International, Inc., which is inactive. All significant intercompany transactions and balances have been eliminated.

                  A Statement of Stockholders' Equity has not been presented as there has been no change in issued share capital in each of the years ended October 31, 2004 and 2003 and changes in deficit are presented in the consolidated Statement of Operations and Deficit for each of those years.

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

         (c)      Revenue recognition:

                  The Company recognizes interest income as earned.

         (d)      Earnings (loss) per share:

                  Basic earnings (loss) per share are computed by dividing net earnings by the weighted average shares outstanding during the year. For each of the years ended October 31, 2004 and 2003 there were no outstanding dilutive securities. The earnings
                  (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

         (e)      Use of estimates:

                  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.

2.       GOING CONCERN UNCERTAINTY

         These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior years and has a stockholders' deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2005. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

         These consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.       RELATED PARTY TRANSACTIONS:

         The Company maintains an office in Minnetonka, Minnesota which is provided free of charge by a director of the Company. During the year this same director administered and monitored residual business matters on behalf of the Company for which he was paid $4,594 (2003 - $4,875).

         An affiliate of Andus Inc. provides management and accounting services at no charge to the Company.

         The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company's normal management and corporate expenses at levels of present expenditures until at least November 1, 2005, and not to demand repayment of the advances from shareholder before November 1,2005.

4.       INCOME TAXES:

         The Company's statutory income tax rate is 38.4% (2003 - 38.4%).

         The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,649,500 (2003 - $1,617,000), that give rise to significant portions of deferred tax assets at October 31, 2004 and 2003 are presented below:

         =======================================================================
                                                          2004          2003

         Deferred tax asset primarily
           attributable to losses                       $633,000      $621,000
         Less valuation allowance                        633,000       621,000


         -----------------------------------------------------------------------
         Net deferred tax asset                         $     --    $       --
         -----------------------------------------------------------------------

         Loss carry-forwards expire
            as follows:

         2011                                                       $   13,000
         2012                                                          827,000
         2013                                                          649,000
         2014                                                            2,000
         2015                                                           16,000
         2016                                                           47,000
         2017                                                           30,000
         2018                                                           33,000
         2019                                                           32,500
         -----------------------------------------------------------------------
                                                                    $1,649,500

         -----------------------------------------------------------------------
         The deferred tax asset as at October 31, 2003 has been increased by $37,000 to correct for a clerical error. The valuation allowance has been increased by the same amount.

5.       SHARE CAPITAL:

         =======================================================================
                                                         2004          2003
         Authorized:
              60,000,000 common shares
              $0.10 par value
         Issued:
              888,180 common shares                   $   88,818    $   88,818
              Additional paid in capital                 913,826       913,826
         -----------------------------------------------------------------------

                                                      $1,002,644    $1,002,644

         -----------------------------------------------------------------------

6.       FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

         The fair values of the Company's cash and accrued liabilities approximate their carrying amounts due to the relatively short periods to maturity of these items. The fair value of the advances from shareholder is not determinable due to its related party nature.

7.       NEW ACCOUNTING PRONOUNCEMENTS:

         The Financial Accounting Standards Board ("FASB") has issued several new standards which have implementation dates subsequent to the Company's year end. Management does not believe that any of these new standards will have a material impact on the consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

No independent accountant whose services were employed by the Company or any independent accountant on whom the report is relied on by the Company has resigned or been dismissed in the two most recent fiscal years or subsequent interim periods.

ITEM 8A. CONTROLS AND PROCEDURES:

As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation and in consultation with the Company's independent auditors, the Chief Executive Officer and Chief Financial Officer concluded that the 10-QSB reports for the three quarters ending on January 31, 2004, April 30, 2004 and July 31, 2004, did not include the following:

         "KPMG LLP, the Company's independent auditors, has not performed a quarterly review of the unaudited financial statements for the ________ quarter ended _____________, 2004."

In addition, the notes to the interim quarterly reports did not disclose that the Company is able to mitigate going concern issues due to the continued financial support of the majority shareholder of the Company. The majority shareholder has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2005. Management continues to pursue other business opportunities for the Company, including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in its endeavours.

The Company disclosed the foregoing in 10-QSB/A for the periods noted above. The Chief Executive Officer and Chief Financial Officer have now concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

On January 31, 2005, the Board of Directors adopted a Code of Ethics pursuant to
Section 406 of the Sarbanes-Oxley Act, a true and correct copy of which is attached as Exhibit A.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    DIRECTORS
                                                        TERM OF      SERVED
NAME                 AGE   POSITIONS HELD IN BISON      OFFICE       SINCE
Barrie D. Rose       74    Director                     1 year       1983
Allan D. Erickson    62    Director                     1 year       1982
Glen A.Peer          41    Director                     1 year       1996
Edward G. Lampman    59    Director, and Chief          1 year       1996
                           Executive Officer
Lawrence M. Martin   63    Director and General         1 year       1998
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

Barrie D. Rose, Edward G. Lampman, Allan Erickson, Glen A. Peer and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2004, which were filed on time.

Edward G. Lampman is the Audit Committee financial expert. As he is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, he is not independent.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)       Summary Compensation Table

                                    ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                                                                              AWARDS            PAYOUTS
       (a)                 (b)       (c)       (d)         (e)            (f)       (g)           (h)           (i)

NAME AND                            SALARY    BONUS    COMPENSATION    AWARD(S)  OPTIONS/SARS   PAYOUTS     COMPENSATION
PRINCIPAL POSITION         YEAR      ($)       ($)         ($)            ($)        (#)          ($)           ($)
Edward G. Lampman,         2004      nil       nil         nil            nil                      nil          nil
Chief Executive            2003      nil       nil         nil            nil                      nil          nil
Officer                    2002      nil       nil         nil            nil                      nil          nil

(b)      Option/SAR in Last Fiscal Year

                                                        INDIVIDUAL GRANTS

      (a)                          (b)                     (c)                       (d)                 (e)
                                 NUMBER OF              % OF TOTAL
                                SECURITIES             OPTIONS/SARS
                                UNDERLYING              GRANTED TO               EXERCISE OR
                               OPTIONS/SARS             EMPLOYEES                BASE PRICE          EXPIRATION
NAME                           GRANTED (#)            IN FISCAL YEAR                ($/SH)              DATE
N/A *                              --                       --                       --                  --

(c) Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

   (a)                       (b)           (c)                (d)                           (e)
                                                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                      SHARES ACQUIRED     VALUE     UNDERLYING UNEXERCISED             IN-THE-MONEY
                        ON EXERCISE      REALIZED   OPTIONS/SARS AT FY-END         OPTIONS/SARS AT FY-END
NAME                         (#)           ($)                (#)                           ($)
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


(d)      Long-term Incentive Plans - Awards in Last Fiscal Year

                                                                          ESTIMATED FUTURE PAYOUTS UNDER
                                                                            NO STOCK PRICED-BASED PLANS
(a)                         (b)                        (c)                    (d)       (e)       (f)
                  NUMBER OF SHARES, UNITS   PERFORMANCE OR OTHER PERIOD    THRESHOLD   TARGET   MAXIMUM
NAME                  OR OTHER RIGHTS       UNTIL MATURATION OR PAYOUT      ($ OR #)  ($ OR #)  ($ OR #)
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      Security Ownership Greater than 5%

               (1)                         (2)                              (3)                   (4)
                                     NAME AND ADDRESS                AMOUNT AND NATURE          PERCENT
          TITLE OF CLASS            OF BENEFICIAL OWNER              OF BENEFICIAL OWNER        OF CLASS
          Common Stock          Andus, Inc.*                         595,539 Common Shares       67.05%
                                1209 Orange Street,
                                Wilmington, Delaware, 19801

         * Andus, Inc., a Delaware corporation, is a subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc. is controlled by Barrie D. Rose, and members of his immediate family.


(b)      Security Ownership of Management

               (1)                         (2)                              (3)                   (4)
                                     NAME AND ADDRESS                AMOUNT AND NATURE          PERCENT
          TITLE OF CLASS            OF BENEFICIAL OWNER              OF BENEFICIAL OWNER        OF CLASS
         Common Stock           Barrie D. Rose                       595,539 Common Shares       67.05%
                                50 Bartor Road
                                Toronto, Ontario,
                                Canada, M9M 2G5

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

ITEM 14. INDEPENDENT AUDITOR

KPMG LLP has been appointed as the Company's auditors, at a fee of $5,000 U.S. (2003 - $5,000 U.S.).




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Bison Instruments Inc.

      /s/ Edward G. Lampman                             (signature)
      -------------------------------------------------------------
      Edward G. Lampman
      Chief Executive Officer, Chief Financial Officer and Director


Date: February 16, 2005


In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:   /s/ Bison Instruments Inc.

      /s/ Edward G. Lampman                             (signature)
      -------------------------------------------------------------
      Edward G. Lampman
      Chief Executive Officer, Chief Financial Officer and Director


Date: February 16, 2005