Form 10QSB
period 2005-01-31
BISON INSTRUMENTS INC
filed 2005-03-10
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended January 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from ____________________ to ____________________ .

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15340 Highland Place, Minnetonka, MN	55345-4613

(Address of principal executive office)	(Zip Code)

Issuer’s telephone number	(952) 938-1055

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes         No

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 888,180 as of January 31, 2005.

PART I

Item 1.   Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	January 31 2005 (unaudited) $	October 31 2004 $
ASSETS
Cash	506	3,525

	506	3,525

CURRENT LIABILITIES
Accrued liabilities	9,100	9,100

Advances from shareholder	14,600	14,600

	23,700	23,700

STOCKHOLDERS’ EQUITY
Capital stock	88,818	88,818
Capital in excess of par value	913,826	913,826
Deficit	(1,025,838)	(1,022,819)

	(23,194)	(20,175)

	506	3,525

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(unaudited)

	Three Months Ended January 31
	2005 $	2004 $
Interest income	—	16
Office and general	3,019	6,769

Loss for the period	(3,019)	(6,753)

Deficit, beginning of period	(1,022,819)	(990,331)

Deficit, end of period	(1,025,838)	(997,084)

Earnings (loss) per share	(0.01)	(0.01)

Weighted average number of shares	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months Ended January 31
	2005 $	2004 $
Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	(3,019)	(6,753)

Changes in non-cash working capital balances
related to operations:
Accrued liabilities	—	(1,000)

Net cash used in operating activities	(3,019)	(7,753)

Net decrease in cash	(3,019)	(7,753)

Cash, beginning of period	3,525	19,313

Cash, end of period	506	11,560

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

KPMG LLP, the Company’s independent auditors, has not performed a quarterly review of the unaudited consolidated financial statements for the first quarter ended January 31, 2005.

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles. The preparation of financial data is based on accounting policies and practices consistent with those used in the preparation of the audited annual consolidated financial statements. These unaudited interim period consolidated financial statements should be read together with the audited annual consolidated financial statements and the accompanying notes included in the Company’s 2004 Form 10-KSB.

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the

Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced a loss and negative cash flow in the current period. The application of the going concern basis is dependent on the continued support of AndusInc., the majority shareholder who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2005. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $900 for these services. An office is maintained in Minnetonka, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year-ended October 31, 2004.

Item 2.   Management’s Discussion of Financial Condition and Results of Operations.

The net loss for the three months of fiscal year 2005 was $3,019 or $0.01 per share, compared with a net loss of $6,753 or $0.01 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal years 2005 and 2004.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $900 for these services. An office is maintained in Minnetonka, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,627,000 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2019.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.   Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of Management’s plan to seek other business opportunities including merger opportunities with other businesses which may result in a reverse-take-over of the Company, and the manner in which the Company may participate in such business opportunities.

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

(b)	A report on Form 8-K was filed during the last quarter of the period covered by this report.

This report informed the Commission that there were disclosure omissions on the filing of the 10-QSB reports for the three quarters ended on January 31, 2004, April 30, 2004 and July 31, 2004.

One of the omissions was the reference to the following paragraph to the notes to the interim period consolidated financial statements as:

KPMG LLP, the Company’s independent auditors, has not performed a quarterly review of the unaudited consolidated financial statements for the ________ quarter ended ________, 2004.

In addition the notes to the interim quarterly reports did not disclose that the Company is able to mitigate going concern issues due to the continued financial support of the majority shareholder of the Company. The majority shareholder has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2005. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

The Company amended and refilled the quarterly reports for the three quarters of 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bison Instruments, Inc.
Dated: March 1, 2005	By:	/s/ Edward G. Lampman

(Signature)
Edward G. Lampman

(Print Name of Signing Officer)
Chief Executive Officer, Chief Financial Officer and Director

(Title of Signing Officer)