Form 10QSB/A
period 2005-01-31
BISON INSTRUMENTS INC
filed 2005-04-20
CIK 1093683

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

PART I

Item 1.    Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	January 31 2005 (unaudited) $	October 31 2004 $

ASSETS
Cash	506	3,525

	506	3,525

CURRENT LIABILITIES
Accrued liabilities	16,007	9,100

Advances from shareholder	14,600	14,600

	30,607	23,700

STOCKHOLDERS’ EQUITY
Capital stock	88,818	88,818
Capital in excess of par value	913,826	913,826
Deficit	(1,032,745)	(1,022,819)

	(30,101)	(20,175)

	506	3,525

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(unaudited)

	Three Months Ended January 3

	2005 $	2004 $

Interest income	—	16

Expenses
Professional fees	5,000	3,627
Shareholder relations	3,852	2,036
Management fees	900	1,050
Office and general	174	56

	9,926	6,769

Loss for the period	(9,926)	(6,753)

Deficit, beginning of period	(1,022,819)	(990,331)

Deficit, end of period	(1,032,745)	(997,084)

Earnings (loss) per share	(0.01)	(0.01)

Weighted average number of shares	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months Ended January 31

	2005 $	2004 $

Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	(9,926)	(6,753)

Changes in non-cash working capital balances
related to operations:
Accrued liabilities	6,907	(1,000)

Net cash used in operating activities	(3,019)	(7,753)

Net decrease in cash	(3,019)	(7,753)

Cash, beginning of period	3,525	19,313

Cash, end of period	506	11,560

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.    Basis of Presentation

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

2.    Significant Accounting Policies

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial statements and do not conform in all respects to the requirements for generally accepted accounting principles for annual financial statements.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year-ended October 31, 2004.

3.    Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least November 1, 2005, and not to demand repayment of the advances from shareholder before November 1, 2005. Subsequent to January 31, 2005, Andus advanced an additional $21,000 to be used to fund normal management and corporate expenses. These advances are non-interest bearing.

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

Item 2.    Management’s Discussion of Financial Condition and Results of Operations.

The net loss for the three months of fiscal year 2005 was $9,926 or $0.01 per share, compared with a net loss of $6,753 or $0.01 per share for the same period last year.

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

The Company has income tax losses of approximately $1,659,400 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2019.

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

(b)	Reports

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

The Company amended and re-filed the quarterly reports for the three quarters of 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bison Instruments, Inc.
Dated: April 18, 2005	By:	/s/ Edward G. Lampman

(Signature)
Edward G. Lampman

(Print Name of Signing Officer)
Chief Executive Officer, Chief Financial Officer and Director

(Title of Signing Officer)