Form 10QSB
period 2005-07-31
BISON INSTRUMENTS INC
filed 2005-09-14
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended July 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from __________ to __________.

Commission file number 000-27297

Bison Instruments, Inc.
(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number	(952) 938-1055

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ________ No ________

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 888,180 as of July 31, 2005.

PART I

Item 1.      Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	JULY 31 2005 (UNAUDITED) $	OCTOBER 31 2004 $

ASSETS
Cash	3,839	3,525

	3,839	3,525

CURRENT LIABILITIES
Accrued liabilities	7,857	9,100

Advances from shareholder	57,600	14,600

	65,457	23,700

STOCKHOLDERS’ EQUITY
Capital stock	88,818	88,818
Capital in excess of par value	913,826	913,826
Deficit	(1,064,262)	(1,022,819)

	(61,618)	(20,175)

	3,839	3,525

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(unaudited)

	9 MONTHS ENDED JULY 31		3 MONTHS ENDED JULY 31
	2005	2004	2005	2004
	$	$	$	$

Interest income	—	20	—	—

Expenses
Professional fees	23,946	4,246	7,634	295
Shareholder relations	12,746	9,037	4,108	1,857
Management fees	3,300	3,694	900	1,200
Office and general	1,451	1,271	302	335

	41,443	18,248	12,944	3,687

Loss for the period	(41,443)	(18,228)	(12,944)	(3,687)

Deficit, beginning of period	(1,022,819)	(990,331)	(1,051,318)	(1,004,872)

Deficit, end of period	(1,064,262)	(1,008,559)	(1,064,262)	(1,008,559)

Basic and diluted loss per share	(0.05)	(0.02)	(0.01)	(0.01)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	9 Months Ended July 31
	2005	2004
	$	$

Cash provided by (used in):
Cash flows from operating activities:
Loss for the period	(41,443)	(18,228)

Changes in non-cash working capital balances related to operations:
Accrued liabilities	(1,243)	(7,000)

Net cash used in operating activities	(42,686)	(25,228)

Financing
Increase in advances from shareholder	43,000	9,800

Net increase (decrease) in cash	314	(15,428)
Cash, beginning of period	3,525	19,313

Cash, end of period	3,839	3,885

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1. Basis of Presentation

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced a loss and negative cash flow in the current and prior periods. As at July 31, 2005, the Company has insufficient cash to pay its obligations as they become due. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until August 1, 2006. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that Management will be successful in their endeavours.

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

3. Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least August 1, 2006, and not to demand repayment of the advances from shareholder before August 1, 2006. During the nine months ended July 31, 2005, Andus Inc. advanced an additional $43,000 to the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $3,300 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

Item 2.      Management’s Discussion of Financial Condition and Results of Operations.

The net loss for the nine months of fiscal year 2005 was $41,443 or $0.05 per share, compared with a net loss of $18,228 or $0.02 per share for the same period last year.

No sales were recorded for the Company in the nine months of fiscal years 2005 and 2004, as a result of Bison selling its product lines in 1999.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $3,300 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

At July 31, 2005, the Company has income tax losses of approximately $1,691,000 available for carryforwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2019.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until August 1, 2006.

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

Bison Instruments, Inc.

Date: September 12, 2005	By:	/s/ Edward G. Lampman
(Signature)

Edward G. Lampman
(Print Name of Signing Officer)

Chief Executive Officer, Chief Financial Officer and Director
(Title of Signing Officer)