Form 10KSB
period 2005-10-31
BISON INSTRUMENTS INC
filed 2006-01-26
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from ______________ to ______________

Commission file number 000-27297

Bison Instruments, Inc.
(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number   (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
N/A

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES ☒  NO ☐      (2) YES  ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenue for its most recent fiscal year:    NIL

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $166,805 as of October 31, 2005.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2005, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☒ NO ☐

Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☒

Part I

Item 1.   Description of Business

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income. In the fiscal years 2004 and 2005, the business was commercially inactive. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the “Mu-Meter”). The sales included the intellectual property and inventory of the product lines.

The Company pays a director to administer its corporate affairs and monitor residual business matters. During the year the Company paid $4,650 to this director for these services. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

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

Andus Inc., a Delaware corporation, owns 67.05% of the Company. Andus Inc. is a wholly owned subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc., directly or indirectly, also owns a controlling interest in Pylon Electronics Inc. and Canbar Inc., which are involved in the manufacture and sale of various retail and industrial products. Mr. Barrie D. Rose and members of his family control Androcan Inc.

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

Item 2.   Description of Property.

The Company maintains a limited operation through an office at 7725 Vasserman Trail, Chanhassen, Minnesota. The space has been provided free of charge by Mr. Larry Martin, who is the General Manager and also a director of the Company.

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

Part II

Item 5.   Market Price of and Dividends On the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common equity is traded principally on the OTCBB Bulletin Board service. The high and low bids on the Company’s common equity for each quarter in the last two fiscal years periods are set out in the following table.

Fiscal Year	High	Low

2004 Q1	$0.39	$0.20
2004 Q2	$0.72	$0.26
2004 Q3	$0.32	$0.32
2004 Q4	$0.32	$0.32
2005 Q1	$0.57	$0.15
2005 Q2	$0.84	$0.54
2005 Q3	$1.05	$0.56
2005 Q4	$1.01	$0.57

The information above was obtained from Company records and from market activity reports available on the nasdaq.com website. These are over the counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Because the securities of the Company may constitute “penny stocks” as defined in the Securities and Exchange Commission rules, the Company’s securities may be subject to rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rules may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in the offering to sell their securities in any market that might develop therefor.

In addition, the Securities and Exchange Commission has adopted a number of other rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-8, and 15g-9 under the Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of the Company’s shareholders to sell their shares in any public market, which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after the prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitation to prevent the described patterns from being established with respect to the Company’s securities.

There are 269 holders of the stock of the company. There are no limits on the company’s ability to pay dividends. No dividends have been paid in the last two fiscal years.

Item 6.   Management’s Discussion of Financial Condition and Results of Operations.

The net loss for 2005 was $60,005 or $0.07 per share, compared with a loss in 2004 of $32,488 or $0.04 per share.

No sales were recorded for the Company in the fiscal years 2005 and 2004, as a result of Bison selling its product lines in 1999.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive. The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the fiscal year, the Company paid Mr. Martin $4,650 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

At October 31, 2005, the Company has income tax losses of approximately $1,709,500 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2020.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until November 1, 2006.

Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

Item 7.   Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bison Instruments, Inc.

We have audited the accompanying consolidated balance sheet of Bison Instruments, Inc. as of October 31, 2005, and the related consolidated statements of operations and deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments, Inc. as of October 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Eide Bailly LLP

Minneapolis, Minnesota
January 20, 2006

BISON INSTRUMENTS, INC.
(Expressed in United States dollars)
Year ended October 31, 2004

Report of the Independent Registered Public Accounting Firm

To the Directors and Stockholders of Bison Instruments, Inc.

We have audited the accompanying consolidated balance sheet of Bison Instruments, Inc. and its subsidiary as of October 31, 2004 and the related consolidated statements of operations and deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments Inc. and its subsidiary as of October 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP
Chartered Accountants

Toronto, Canada
February 3, 2005

BISON INSTRUMENTS, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

October 31, 2005 and 2004

	2005	2004

Assets

Cash	$2,272	$3,525

	$2,272	$3,525

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accrued liabilities	$15,852	$9,100

Advances from shareholder (note 3)	66,600	14,600

Stockholders’ equity (deficiency):
Share capital (note 5)	1,002,644	1,002,644
Deficit	(1,082,824)	(1,022,819)

	(80,180)	(20,175)
Going concern uncertainty(note 2)

	$2,272	$3,525

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended October 31, 2005 and 2004

	2005	2004

Interest income	$—	$20

Expenses:
Shareholder relations	17,823	16,300
Professional fees	33,610	9,397
Management fees	4,650	4,594
Directors' fees	2,000	2,000
Office and general	1,922	217

	60,005	32,508

Loss for the year	(60,005)	(32,488)

Deficit, beginning of year	(1,022,819)	(990,331)

Deficit, end of year	$(1,082,824)	$(1,022,819)

Earnings (loss) per share	$(0.07)	$(0.04)

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended October 31, 2005 and 2004

	2005	2004

Cash provided by (used in):

Cash flows from operating activities:
Loss for the year	$(60,005)	$(32,488)
Changes in non-cash working capital balances related to operations:
Accrued Liabilities	6,752	2,100

Net cash used in operating activities	(53,253)	(30,388)
Financing:
Increase in advances from shareholder	52,000	14,600

Net decrease in cash	(1,253)	(15,788)

Cash, beginning of year	3,525	19,313

Cash, end of year	$2,272	$3,525

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended October 31, 2005 and 2004

Bison Instruments, Inc. (the “Company”) was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999. In the fiscal years 2004 and 2005, the business was commercially inactive. Andus Inc. (“Andus”) owns approximately 67.05% of the Company’s outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.

1.	Significant accounting policies:

(a)	Basis of presentation:

These consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Bison International, Inc., which is inactive. All significant intercompany transactions and balances have been eliminated.

A Statement of Stockholders’ Equity has not been presented as there has been no change in issued share capital in each of the years ended October 31, 2005 and 2004 and changes in deficit are presented in the consolidated Statement of Operations and Deficit for each of those years.

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

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average shares outstanding during the year. For each of the years ended October 31, 2005 and 2004 there were no outstanding dilutive securities. The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior years and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2006. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

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

The Company maintains an office in Chanhassen, Minnesota which is provided free of charge by a director of the Company. During the year this same director administered and monitored residual business matters on behalf of the Company for which he was paid $4,650 (2004 — $4,594).

An affiliate of Andus Inc. provides management and accounting services at no charge to the Company.

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least November 1, 2006, and not to demand repayment of the advances from shareholder before November 1, 2006. During the year ended October 31, 2005, Andus Inc. advanced an additional $52,000 to the Company. Subsequent to October 31, 2005, Andus Inc. advanced an additional $6,000 to be used to fund normal management and corporate expenses.

4.	Income taxes:

The Company’s statutory income tax rate is 38.4% (2004 – 38.4%).

The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,709,500 (2004 – $1,649,500), that give rise to significant portions of deferred tax assets at October 31, 2005 and 2004 are presented below:

	2005	2004

Deferred tax asset primarily attributable to losses	$656,000	$633,000
Less valuation allowance	656,000	633,000

Net deferred tax asset	$—	$—

Loss carry-forwards expire as follows:

2011		$13,000
2012		827,000
2013		649,000
2014		2,000
2015		16,000
2016		47,000
2017		30,000
2018		33,000
2019		32,500
2020		60,000

		$1,709,500

5.	Share capital:

	2005	2004

Authorized:
60,000,000 common shares, $0.10 par value
Issued:
888,180 common shares	$88,818	$88,818
Additional paid in capital	913,826	913,826

	$1,002,644	$1,002,644

6.	Fair value of financial assets and financial liabilities:

The fair value of the Company’s cash and accrued liabilities approximate their carrying amounts due to the relatively short periods to maturity of these items. The fair value of the advances from shareholder is not determinable due to its related party nature.

7.	New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued several new standards which have implementation dates subsequent to the Company’s year end. Management does not believe that any of these new standards will have a material impact on the consolidated financial statements.

Item 8.   Changes in and Disagreements with Accountants

On October 27, 2005, Eide Bailly LLP was appointed as the independent registered public accountant for the Company for the year ended October 31, 2005, replacing KPMG LLP. KPMG LLP was the Company’s independent accountant for the year ended October 31, 2004 and for the three quarters ended January 31, 2005, April 30, 2005 and July 31, 2005.

In connection with the two most recent fiscal years or subsequent interim periods, there were no disagreements between Bison and its independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8a.   Controls and procedures:

As of a date within 90 days of the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation and in consultation with the Company’s independent auditors, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

On January 31, 2005, the Board of Directors adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act, a true and correct copy of which is attached as Exhibit A.

Part III

Item 9.   Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors
Name	Age	Positions Held in Bison	Term of Office	Served Since
Barrie D. Rose	75	Director	1 year	1983
Allan D. Erickson	63	Director	1 year	1982
Glen A. Peer	42	Director	1 year	1996
Edward G. Lampman	60	Director, and Chief Executive Officer	1 year	1996
Lawrence M. Martin	64	Director and General Manager	1 year	1998

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

The Annual Statement of Change in Beneficial Ownership Forms for 2005 were filed by Barrie D. Rose, Edward G. Lampman, Allan Erickson, Glen A. Peer and Lawrence M. Martin.

Edward G. Lampman is the Audit Committee financial expert. As he is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, he is not independent.

Item 10.   Executive Compensation.

(a)	Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
Edward G. Lampman,	2005	nil	nil	nil	nil	—	nil	nil
Chief Executive	2004	nil	nil	nil	nil	—	nil	nil
Officer	2003	nil	nil	nil	nil	—	nil	nil

(b)	Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

N/A *	—	—	—	—

(c)	Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs atFY-end (#) Exercisable/Unexercisable	Value of Unexercised In-the-money Options/SARs at FY-end ($) Exercisable/Unexercisable

N/A *	—	—	—	—

*	The Company had previously granted an option to purchase shares in the Company at $2.25 to a former officer. These options were cancelled in 1997 and were not replaced.

(d)	Long-term Incentive Plans – Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

N/A	—	—	—	—	—

(e)	Compensation of Directors

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

(a)	Security Ownership Greater than 5%

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Andus, Inc.* 1209 Orange Street, Wilmington, Delaware, 19801	595,539 Common Shares	67.05%

*	Andus, Inc., a Delaware corporation, is a subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc. is controlled by Barrie D. Rose, and members of his immediate family.

(b)	Security Ownership of Management

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Barrie D. Rose 50 Bartor Road Toronto, Ontario, Canada, M9M 2G5	595,539 Common Shares	67.05%

(c)	Change in Control

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

The rights of securities holders are set out in their entirety in the Articles of Incorporation of the Company, its By-laws and all amendments thereto. The Articles and By-laws were contained in Form 10-SB, filed by the Company on October 6, 1999, and are incorporated herein by reference.

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

One of the omissions was the reference to the following paragraph to the notes to the interim period consolidated financial statements as:

KPMG LLP, the Company’s independent auditors, has not performed a quarterly review of the unaudited consolidated financial statements for the ____________quarter ended ______________, 2004.

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

A second report on Form 8-K was filed on October 27, 2005.

This report informed the Commission of a change in the registrant’s certifying accountant.

On October 27, 2005, Eide Bailly LLP (“Eide”) was appointed as the independent registered public accountant for Bison Instruments, Inc. (“Bison”) for the year ended October 31, 2005, replacing KPMG LLP (“KPMG”). This action dismisses KPMG as Bison’s independent registered public accountant for the year ended October 31, 2005. This decision to change independent registered public accountants was approved by the Audit Committee of the Board of Directors on October 27, 2005.

The audit reports of KPMG on the consolidated financial statements of Bison as of and for the years ended October 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

KPMG’s report on the consolidated financial statements of Bison as of and for the year ended October 31, 2004 contained a separate paragraph stating “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

In connection with the audits of the years ended October 31, 2003 and October 31, 2004 and through to October 27, 2005, there were no disagreements between Bison and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report on Bison’s financial statements.

During the two most recent fiscal years and through to October 27, 2005, there were no “reportable events” with respect to Bison as that term is defined in item 304(a)(l)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (“Regulation S-K”).

Bison provided a copy of the foregoing disclosures to KPMG and requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in this Item 4.01. A copy of that letter furnished in response to that request is filed as Exhibit 16.1 to this Current Report on Form 8-K.

Item 14.   Public Accountant Fees and Services

The fees for the year-end audit and quarterly review accounting services by the Company’s independent accountants is estimated at $23,000 for the year ended October 31, 2005. The fees were $7,100 for the year ended October 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Bison Instruments Inc.

/s/ Edward G. Lampman (signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date: January 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/ Bison Instruments Inc.

/s/ Edward G. Lampman (signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date: January 20, 2006