Form 10QSB
period 2006-01-31
BISON INSTRUMENTS INC
filed 2006-03-03
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from ______________ to ______________.

Commission file number 000-27297

Bison Instruments, Inc.
(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number    (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
N/A

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES ☒   NO ☐      (2) YES  ☒   NO ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB ☐

State issuer’s revenue for its most recent fiscal year:  NIL

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of January 31, 2006, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☒

PART I

Item 1.   Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	January 31 2006 (unaudited) $	October 31 2005 $

ASSETS
Cash	1,445	2,272

	1,445	2,272

CURRENT LIABILITIES
Accrued liabilities	18,207	15,852

Advances from shareholder (note 3)	72,600	66,600

	90,807	82,452

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,092,006)	(1,082,824)

	(89,362)	(80,180)

	1,445	2,272

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(unaudited)

	Three Months Ended January 31
	2006 $	2005 $

Interest income	—	—

Expenses
Professional fees	6,559	5,000
Shareholder relations	1,203	3,852
Management fees	1,200	900
Office and general	220	174

	9,182	9,926

Loss for the period	(9,182)	(9,926)

Deficit, beginning of period	(1,082,824)	(1,022,819)

Deficit, end of period	(1,092,006)	(1,032,745)

Basic and diluted earnings (loss) per share	(0.01)	(0.01)

Weighted average number of shares	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended January 31
	2006 $	2005 $

Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	(9,182)	(9,926)

Changes in non-cash working capital balances related to operations:
Accrued liabilities	2,355	6,907

Net cash used in operating activities	(6,827)	(3,019)
Financing:
Increase in advances from shareholder	6,000	—

Net decrease in cash	(827)	(3,019)

Cash, beginning of period	2,272	3,525

Cash, end of period	1,445	506

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1. Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced a loss and negative cash flow in the current period. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until February 1, 2007. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

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

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year-ended October 31, 2005.

3. Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least February 1, 2007, and not to demand repayment of the advances from shareholder before February 1, 2007. During the period ended January 31, 2006, Andus Inc. advanced an additional $6,000 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $1,200 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

Item 2.   Management’s Discussion of Financial Condition and Results of Operations.

The net loss for the three months of fiscal year 2006 was $9,182 or $0.01 per share, compared with a net loss of $9,926 or $0.01 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal years 2006 and 2005.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company paid Mr. Martin $1,200 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,668,600 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2020.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until February 1, 2007.

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

A statement regarding the computation of share earnings has not been included in this Form for Registration of Securities, as the primary and fully diluted share earnings are identical and can be clearly determined from the financial statements provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Bison Instruments Inc.

/s/ Edward G. Lampman (signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date:    March 3, 2006

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/ Bison Instruments Inc.

/s/ Edward G. Lampman (signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date:    March 3, 2006