Form 10QSB
period 2006-04-30
BISON INSTRUMENTS INC
filed 2006-06-12
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended April 30, 2006.
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from __________to ____________.

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
N/A

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES ☒        NO ☐         (2) YES ☒        NO ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2006, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format

(Check one) : YES ☐	NO ☒

PART I

Item 1.	Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	April 30	October 31
	2006 (unaudited)	2005
	$	$
ASSETS
Cash	3,949	2,272
	3,949	2,272

CURRENT LIABILITIES
Accrued liabilities	7,469	15,852

Advances from shareholder	96,600	66,600
	104,069	82,452
STOCKHOLDERS’ EQUITY
Capital stock	88,818	88,818
Capital in excess of par value	913,826	913,826
Deficit	(1,102,764)	(1,082,824)
	(100,120)	(80,180)
	3,949	2,272

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

(unaudited)

	6 Months Ended April 30		3 Months Ended April 30
	2006	2005	2006	2005
	$	$	$	$
Interest income	—	—	—	—
Expenses
Professional fees	11,578	16,312	5,019	11,312
Shareholder relations	4,973	8,638	3,770	4,786
Management fees	2,700	2,400	1,500	1,500
Office and general	689	1,149	469	975
	19,940	28,499	10,758	18,573

Loss for the period	(19,940)	(28,499)	(10,758)	(18,573)

Deficit, beginning of period	(1,082,824)	(1,022,819)	(1,092,006)	(1,032,745)

Deficit, end of period	(1,102,764)	(1,051,318)	(1,102,764)	(1,051,318)

Basic and diluted loss per share	(0.02)	(0.03)	(0.02)	(0.02)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	6 Months Ended April 30
	2006	2005
	$	$
Cash provided by (used in):
Cash flows from operating activities: Loss for the period	(19,940)	(28,499)

Changes in non-cash working capital balances related to operations:
Accrued liabilities	(8,383)	4,396
Net cash used in operating activities	(28,323)	(24,103)

Financing
Increase in advances from shareholder	30,000	21,000
Net increase (decrease) in cash	1,677	(3,103)
Cash, beginning of period	2,272	3,525
Cash, end of period	3,949	422

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1. Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced a loss and negative cash flow in the current period. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until May 1, 2007. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that Management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

1. Significant Accounting Policies

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

In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company.

2. Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least May 1, 2007, and not to demand repayment of the advances from shareholder before May 1, 2007. During the 3 month period ended April 30, 2006, Andus Inc. advanced an additional $24,000 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the 6 month period ended April 30, 2006, the Company paid Mr. Martin $2,700 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

Item 2.	Management’s Discussion of Financial Condition and Results of Operations.

The net loss for the six months of fiscal year 2006 was $19,940 or $0.02 per share, compared with a net loss of $28,499 or $0.03 per share for the same period last year.

No sales were recorded for the Company in the six months of fiscal years 2006 and 2005.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the 6 month period ended April 30, 2006, the Company paid Mr. Martin $2,700 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,688,500 available for carryforwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2020.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until May 1, 2007.

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

The Annual General meeting of the shareholders of the Company was held in the second quarter of the fiscal year covered by this report. The security holders voted on and approved the re-election of all incumbent directors and approved Eide Bailly LLP as the Company’s auditors.

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

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Bison Instruments, Inc.
By:	/s/ Edward G. Lampman	(Signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date:	June 8, 2006

In accordance with the Exchange Act, this report has been signed below by the following person (s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/ Bison Instruments, Inc.
By:	/s/ Edward G. Lampman	(Signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date:	June 8, 2006