Form 10KSB/A
period 2005-10-31
BISON INSTRUMENTS INC
filed 2006-08-04
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB-A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from______________ to ___________________

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number   (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
N/A

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES  ☒    NO  ☐    (2) YES ☒    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB-A or any amendment to this Form 10-KSB-A  ☐

State issuer’s revenue for its most recent fiscal year:    NIL

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $166,805 as of October 31, 2005

APPLICABLE ONLY TO CORPORATE ISSUERS

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

Subject to market conditions and opportunities, the Company intends to maintain its existing efforts to explore various alternatives, including acquisition opportunities, for the future use of the public corporate entity. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Bison has a wholly owned subsidiary, Bison International, Inc., which was incorporated in the U.S. Virgin Islands. Bison International, Inc, processed some international sales of the Company in the past, but is now inactive.

Andus Inc., a Delaware corporation, owns 67.05% of the Company. Andus Inc. is a wholly owned subsidiary of Androcan Inc., a Canadian corporation. Androcan Inc., directly or indirectly, also owns a controlling interest in Pylon Electronics Inc.,and Canbar Inc. which are involved in the manufacture and sale of various retail and industrial products. Mr. Barrie D. Rose and members of his family control Androcan Inc.

The Company sends out audited financial statements for each fiscal year-end to its security holders. The company also files quarterly and annual reports with the Securities and Exchange Commission.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB-A are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of Management’s plan to seek other business opportunities including merger opportunities with other businesses which may result in a reverse-take-over of the Company, and the manner in which the Company may participate in such business opportunities.

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

Fiscal Year	High	Low
2004 Q1	$0.39	$0.20
2004 Q2	$1.72	$0.26
2004 Q3	$0.32	$0.32
2004.Q4	$0.32	$0.32
2005 Q1	$0.57	$0.15
2005 Q2	$0.84	$0.54
2005 Q3	$1.05	$0.56
2005 Q4	$1.01	$0.57

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments, Inc. as of October 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Years ended October 31, 2005 and 2004

Report of the Independent Registered Public Accounting Firm

To the Directors and Stockholders of Bison Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Bison Instruments, Inc. and its subsidiary as of October 31, 2005 and 2004 and the related consolidated statements of operations and deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments Inc. and its subsidiary as of October 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Company maintains an office in Chanhassen, Minnesota which is provided free of charge by a director of the Company. During the year this same director administered and monitored residual business matters on behalf of the Company for which he was paid $4,650 (2004 - $4,594).

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

The Company’s statutory income tax rate is 38.4% (2004 - 38.4%).

The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,709,500 (2004 - $1,649,500), that give rise to significant portions of deferred tax assets at October 31, 2005 and 2004 are presented below:

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

The fair values of the Company’s cash and accrued liabilities approximate their carrying amounts due to the relatively short periods to maturity of these items. The fair value of the advances from shareholder is not determinable due to its related party nature.

7.	New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued several new standards which have implementation dates subsequent to the Company’s year end. Management does not believe that any of these new standards will have a material impact on the consolidated financial statements.

Item 8.	Changes in and Disagreements with Accountants.

On October 27, 2005, Eide Bailly LLP was appointed as the independent registered public accountant for the Company ended October 31, 2005, replacing KPMG LLP. KPMG LLP was the Company’s independent accountant for the year ended October 31, 2004 and for the three quarters ended January 31, 2005, April 30 ,2005 and July 31, 2005.

In connection wit the two most recent fiscal years or subsequent interim periods, there were no disagreements between Bison and its independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8a.	Controls and procedures:

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation and in consultation with the Company’s independent auditors, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting.

On January 31, 2005, the Board of Directors adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act, a true and correct copy of which is attached as Exhibit 14.

Part III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS
Name	Age	Position Held in Bison	Term of Office	Served since
Barrie D. Rose	75	Director	1 year	1983
Allan D. Erickson	63	Director	1 year	1982
Glen A. Peer	42	Director	1 year	1996
Edward G. Lampman	60	Director, and Chief Executive Officer	1 year	1996
Lawrence M. Martin	64	Director and General Manager	1 year	1998

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

Barrie D. Rose, Edward G. Lampman, Allan Erickson, Glen A. Peer and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2005, which were filed on time.

Edward G. Lampman is the Audit Committee financial expert. As he is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, he is not independent.

Item 10.	Executive Compensation.

(a)	Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
Edward G. Lampman,	2005	nil	nil	nil	nil	—	nil	nil
Chief Executive	2004	nil	nil	nil	nil	—	nil	nil
Officer	2003	nil	nil	nil	nil	—	nil	nil

(b)	Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
N/A *	—	—	—	—

(c)	Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-money Options/SARs at FY-End ($) Exercisable/Unexercisable
N/A *	—	—	—	—
*	The Company had previously granted an option to purchase shares in the Company at $2.25 to a former officer. These options were cancelled in 1997 and were not replaced.

(d)	Long-term Incentive Plans – Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
N/A	—	—	—	—	—

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

One of the omissions was the reference to the following paragraph to the notes to the interim period consolidated financial statements as:

KPMG LLP, the Company’s independent auditors, has not performed a quarterly review of the unaudited consolidated financial statements for the ___________ quarter ended ___________, 2004.

In addition, the notes to the interim quarterly reports did not disclose that the Company is able to mitigate going concern issues due to the continued financial support of the majority shareholder of the Company. The majority shareholder has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2005. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that Management will be successful in their endeavors

The Company amended and re-filed the quarterly reports for the three quarters of 2004.

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

Item 14.	Public Accountant Fee and Services

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

Date: August 4, 2006

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/ Bison Instruments Inc.

	/s/ Edward G. Lampman	(signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date: August 4, 2006