Form 10QSB/A
period 2006-01-31
BISON INSTRUMENTS INC
filed 2006-08-04
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB-A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2006.
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from________________to________________.

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
N/A

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES ☒    NO☐        (2) YES ☒    NO☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
YES ☒    NO☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB-A or any amendment to this Form 10-QSB-A ☐

State issuer’s revenue for its most recent fiscal year: NIL

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of January 31, 2006, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format

(Check One): YES ☐	NO☒

PART I

Item 1.	Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	January 31 2006 (unaudited) $	October 31 2005 $
ASSETS
Cash	1,445	2,272
	1,445	2,272

CURRENT LIABILITIES
Accrued liabilities	18,207	15,852

Advances from shareholder (note 3)	72,600	66,600
	90,807	82,452

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,092,006)	(1,082,824)
	(89,362)	(80,180)
	1,445	2,272

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(unaudited)

	Three Months Ended January 31
	2006 $	2005 $
Interest income	—	—

Expenses
Professional fees	6,559	5,000
Shareholder relations	1,203	3,852
Management fees	1,200	900
Office and general	220	174
	9,182	9,926
Loss for the period	(9,182)	(9,926)

Deficit, beginning of period	(1,082,824)	(1,022,819)

Deficit, end of period	(1,092,006)	(1,032,745)

Basic and diluted earnings (loss) per share	(0.01)	(0.01)

Weighted average number of shares	888,180	888,180

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

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial statements and do not conform in all respects to the requirements for generally accepted accounting principles for quarterly financial statements.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Quarterly Report on Form 10-KSB for the year-ended October 31, 2005.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB-A are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of Management’s plan to seek other business opportunities including merger opportunities with other businesses which may result in a reverse-take-over of the Company, and the manner in which the Company may participate in such business opportunities.

The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan to pursue other business opportunities for the corporation. There is no guarantee that the Company will be successful in its endeavors.

Item 3.	Controls and Procedures:

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.\

By:	/s/	Bison Instruments, Inc.

By:	/s/	(Signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director
Date:	August 4, 2006

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/	Bison Instruments, Inc.

By:	/s/	(Signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director
Date:	August 4, 2006