Form 10QSB/A
period 2006-04-30
BISON INSTRUMENTS INC
filed 2006-08-04
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB-A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2006.
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from________________to________________.

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
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

Transitional Small Business Disclosure Format

(Check One): YES ☐	NO ☒

PART I

Item 1.	Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	April 30 2006 (unaudited) $	October 31 2005 $
ASSETS
Cash	3,949	2,272

	3,949	2,272

CURRENT LIABILITIES
Accrued liabilities	7,469	15,852

Advances from shareholder	96,600	66,600

	104,069	82,452

STOCKHOLDERS’ EQUITY
Capital stock	88,818	88,818
Capital in excess of par value	913,826	913,826
Deficit	(1,102,764)	(1,082,824)

	(100,120)	(80,180)

	3,949	2,272

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(unaudited)

	6 Months Ended April 30		3 Months Ended April 30
	2006 $	2005 $	2006 $	2005 $
Interest income	--	--	--	--

Expenses
Professional fees	11,578	16,312	5,019	11,312
Shareholder relations	4,973	8,638	3,770	4,786
Management fees	2,700	2,400	1,500	1,500
Office and general	689	1,149	469	975

	19,940	28,499	10,758	18,573

Loss for the period	(19,940)	(28,499)	(10,758)	(18,573)

Deficit, beginning of period	(1,082,824)	(1,022,819)	(1,092,006)	(1,032,745)

Deficit, end of period	(1,102,764)	(1,051,318)	(1,102,764)	(1,051,318)

Basic and diluted loss per share	(0.02)	(0.03)	(0.02)	(0.02)

Weighted average number of shares	888,180	888,180	888,180	888,180

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

Item 3.    Controls and Procedures:

As of the end of the period covered by this report, the Cmpany’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation and in consultation with the Company’s independent auditors, the Chief Executive Officer and Chief Financial Officer have included have concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are also effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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