Form 10QSB
period 2007-01-31
BISON INSTRUMENTS INC
filed 2007-03-14
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of January 31, 2007, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format
(Check one) : YES ☐	NO ☒

PART I

Item 1.   Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	January 31 2007	October 31 2006
	(unaudited)
	$	$
ASSETS
Cash	463	2,438
	463	2,438

CURRENT LIABILITIES
Accrued liabilities	8,401	867

Advances from shareholder (note 3)	120,600	117,600
	129,001	118,467

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,131,182)	(1,118,673)
	(128,538)	(116,029)
	463	2,438

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(unaudited)

	Three Months Ended January 31
	2007 $	2006 $
Interest income	—	—

Expenses
Professional fees	8,308	6,559
Shareholder relations	2,940	1,203
Management fees	900	1,200
Office and general	361	220
	12,509	9,182

Loss for the period	(12,509)	(9,182)

Deficit, beginning of period	(1,118,673)	(1,082,824)

Deficit, end of period	(1,131,182)	(1,092,006)

Basic and diluted earnings (loss) per share	(0.01)	(0.01)

Weighted average number of shares	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended January 31
	2007 $	2006 $

Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	(12,509)	(9,182)

Changes in non-cash working capital balances related to operations:
Accrued liabilities	7,534	2,355
Net cash used in operating activities	(4,975)	(6,827)
Financing:
Increase in advances from shareholder	3,000	6,000

Net decrease in cash	(1,975)	(827)

Cash, beginning of period	2,438	2,272

Cash, end of period	463	1,445

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.	Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced a loss and negative cash flow in the current period. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until February 1, 2008. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

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

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Quarterly Report on Form 10-KSB for the year-ended October 31, 2006.

In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company.

3.	Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least February 1, 2008, and not to demand repayment of the advances from shareholder before February 1, 2008. During the period ended January 31, 2007, Andus Inc. advanced an additional $3,000 to the Company. Subsequent to January 31, 2007, Andus Inc. advanced an additional $14,000 to the Company.

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

Item 2.   Management’s Discussion of Financial Condition and Results of Operations.

The net loss for the three months of fiscal year 2007 was $12,509 or $0.01 per share, compared with a net loss of $9,182 or $0.01 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal years 2007 and 2006.

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

The Company has income tax losses of approximately $1,681,109 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2021.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until February 1, 2008.

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

A report on Form 8-K was filed on November 13, 2006.

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

Date:   March 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/	Bison Instruments, Inc.

	/s/	Edward G. Lampman	(signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date:   March 13, 2007