Form 10QSB
period 2007-04-30
BISON INSTRUMENTS INC
filed 2007-06-12
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2007, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format

(Check one)	YES ☐ NO ☒

PART I

Item 1.  Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	April 30 2007 (unaudited) $	October 31 2006 $
ASSETS
Cash	1,799	2,438
	1,799	2,438

CURRENT LIABILITIES
Accrued liabilities	2,269	867

Advances from shareholder	142,600	117,600
	144,869	118,467
STOCKHOLDERS’ EQUITY
Capital stock	88,818	88,818
Capital in excess of par value	913,826	913,826
Deficit	(1,145,714)	(1,118,673)
	(143,070)	(116,029)
	1,799	2,438

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

(unaudited)

	6 Months Ended April 30		3 Months Ended April 30
	2007 $	2006 $	2007 $	2006 $

Interest income	—	—	—	—
Expenses
Professional fees	12,458	11,578	4,150	5,019
Shareholder relations	10,535	4,973	7,595	3,770
Management fees	2,100	2,700	1,200	1,500
Directors fees	1,000	—	1,000	—
Office and general	948	689	587	469
	27,041	19,940	14,532	10,758

Loss for the period	(27,041)	(19,940)	(14,532)	(10,758)

Deficit, beginning of period	(1,118,673)	(1,082,824)	(1,131,182)	(1,092,006)

Deficit, end of period	(1,145,714)	(1,102,764)	(1,145,714)	(1,102,764)

Basic and diluted loss per share	(0.03)	(0.02)	(0.02)	(0.02)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	6 Months Ended April 30
	2007 $	2006 $

Cash provided by (used in):
Cash flows from operating activities:
Loss for the period	(27,041)	(19,940)
Changes in non-cash working capital balances related to operations:
Accrued liabilities	1,402	(8,383)
Net cash used in operating activities	(25,639)	(28,323)
Financing
Increase in advances from shareholder	25,000	30,000
Net increase (decrease) in cash	(639)	1,677
Cash, beginning of period	2,438	2,272
Cash, end of period	1,799	3,949

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1. Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced a loss and negative cash flow in the current period. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until May 1, 2008. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that Management will be successful in their endeavours.

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

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year-ended October 31, 2006.

In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company.

3. Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least May 1, 2008, and not to demand repayment of the advances from shareholder before May 1, 2008. During the 3 month period ended April 30, 2007, Andus Inc. advanced an additional $22,000 to the Company. Subsequent to April 30,2007, Andus Inc. advanced an additional $5,000 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the 6 month period ended April 30, 2007, the Company paid Mr. Martin $2,100 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4. Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is evaluating FIN 48, but does not expect this pronouncement to have a significant impact on the financial statements of the Company.

Item 2.  Management’s Discussion of Financial Condition and Results of Operations.

The net loss for the six months of fiscal year 2007 was $27,041 or $0.03 per share, compared with a net loss of $19,940 or $0.02 per share for the same period last year.

No sales were recorded for the Company in the six months of fiscal years 2007 and 2006.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the 6 month period ended April 30, 2007, the Company paid Mr. Martin $2,100 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,708,150 available for carryforwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2021.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until May 1, 2008.

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

Item 3.  Controls and Procedures:

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation and in consultation with the Company’s independent auditors, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

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

Date:   June 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following person (s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/	Bison Instruments, Inc.

By:	/s/	Edward G. Lampman	(Signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date:   June 12, 2007