Form 10KSB
period 2007-10-31
BISON INSTRUMENTS INC
filed 2008-01-24
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from _______________ to __________________________

Commission file number 000-27297

Bison Instruments, Inc.
(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317

(Address of principal executive office)	(Zip Code)

Issuer’s telephone number   (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Name of each exchange
Title of each class	on which registered

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $152,080 as of October 31, 2007.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2007, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format
(Check one): YES ☐  NO ☒

PART I

Item 1.	Description of Business

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income. In the fiscal years 2006 and 2007, the business was commercially inactive. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the “Mu-Meter”). The sales included the intellectual property and inventory of the product lines.

The Company pays a director to administer its corporate affairs and monitor residual business matters. During the year the Company paid $3,900 to this director for these services. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

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

Fiscal Year	High	Low

2006 Q1	$1.30	$0.45
2006 Q2	$1.30	$0.45
2006 Q3	$0.79	$0.45
2006 Q4	$0.90	$0.60
2007 Q1	$0.65	$0.40
2007 Q2	$0.51	$0.50
2007 Q3	$1.01	$0.40
2007 Q4	$1.40	$0.45

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

There are 268 holders of the stock of the company. There are no limits on the company’s ability to pay dividends. No dividends have been paid in the last two fiscal years.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

The net loss for 2007 was $44,033 or $0.05 per share, compared with a loss in 2006 of $35,849 or $0.04 per share.

No sales were recorded for the Company in the fiscal years 2007 and 2006, as a result of Bison selling its product lines in 1999.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive. The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the fiscal year, the Company paid Mr. Martin $3,900 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

At October 31, 2007, the Company has income tax losses of approximately $1,789,500 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2022.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until November 1, 2008.

Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

Item 7.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders Bison Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Bison Instruments, Inc. as of October 31, 2007 and 2006, and the related consolidated statements of operations and deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments, Inc. as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP
Minneapolis, Minnesota
January 23, 2008

BISON INSTRUMENTS, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

October 31, 2007 and 2006

	2007	2006

Assets

Cash	$1,288	$2,438

	$1,288	$2,438

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accrued liabilities	$2,750	$867

Advances from shareholder (note 3)	158,600	117,600

Stockholders’ equity (deficiency):
Share capital (note 5)	1,002,644	1,002,644
Deficit	(1,162,706)	(1,118,673)

	(160,062)	(116,029)
Going concern uncertainty (note 2)

	$1,288	$2,438

See accompanying notes to consolidated financial statements.

On behalf of the Board:

Director

Director

BISON INSTRUMENTS, INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended October 31, 2007 and 2006

	2007	2006

Expenses:
Shareholder relations	$16,101	$12,973
Professional fees	20,413	17,336
Management fees	3,900	4,200
Directors’ fees	2,000	—
Office and general	1,619	1,340

	44,033	35,849

Loss for the year	(44,033)	(35,849)

Deficit, beginning of year	(1,118,673)	(1,082,824)

Deficit, end of year	$(1,162,706)	$(1,118,673)

Earnings (loss) per share	$(0.05)	$(0.04)

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended October 31, 2007 and 2006

	2007	2006

Cash provided by (used in):

Cash flows from operating activities:
Loss for the year	$(44,033)	$(35,849)
Increase (decrease) in:
Accrued Liabilities	1,883	(14,985)

Net cash used in operating activities	(42,150)	(50,834)
Financing:
Increase in advances from shareholder	41,000	51,000

Net increase (decrease) in cash	(1,150)	166

Cash, beginning of year	2,438	2,272

Cash, end of year	$1,288	$2,438

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended October 31, 2007 and 2006

Bison Instruments, Inc. (the “Company”) was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999. In the fiscal years 2006 and 2007, the business was commercially inactive. Andus Inc. (“Andus”) owns approximately 67.05% of the Company’s outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.

1.	Significant accounting policies:

	(a)	Basis of presentation:

These consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Bison International, Inc., which is inactive. All significant intercompany transactions and balances have been eliminated.

A Statement of Stockholders’ Equity has not been presented as there has been no change in issued share capital in each of the years ended October 31, 2006 and 2007 and changes in deficit are presented in the consolidated Statement of Operations and Deficit for each of those years.

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

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average shares outstanding during the year. For each of the years ended October 31, 2007 and 2006 there were no outstanding dilutive securities. The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior years and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2008. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

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

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least November 1, 2008, and not to demand repayment of the advances from shareholder before November 1, 2008. During the year ended October 31, 2007, Andus Inc. advanced an additional $41,000 to the Company.

Subsequent to October 31, 2007, Andus Inc. advanced an additional $6,000 to the Company.

The General manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the year ended October 31, 2007, the Company paid Mr. Martin $3,900 (2006-$4,200) for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.	Income taxes:

The Company’s statutory income tax rate is 38.4% (2006 - 38.4%).

The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,789,500 (2006 - $1,745,500), that give rise to significant portions of deferred tax assets at October 31, 2007 and 2006 are presented below:

	2007	2006

Deferred tax asset primarily attributable to losses	$687,000	$671,000
Less valuation allowance	687,000	671,000

Net deferred tax asset	$—	$—

Loss carry-forwards expire as follows:

2011	$13,000
2012	827,000
2013	649,000
2014	2,000
2015	16,000
2016	47,000
2017	30,000
2018	33,000
2019	32,500
2020	60,000
2021	36,000
2022	44,000

$1,789,500

5.	Share capital:

	2007	2006

Authorized:
60,000,000 common shares, $0.10 par value
Issued:
888,180 common shares	$88,818	$88,818
Additional paid in capital	913,826	913,826

	$1,002,644	$1,002,644

6.	Fair value of financial assets and financial liabilities:

The fair values of the Company’s cash and accrued liabilities approximate their carrying amounts due to the relatively short periods to maturity of these items. The fair value of the advances from shareholder is not determinable due to its related party nature.

7.	Accounting pronouncements:

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is evaluating FIN 48, but does not expect this pronouncement to have a significant impact on the financial statements of the Company.

The Financial Accounting Standards Board has issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

The Financial Accounting Standards Board has issued Statement No. 141 (R), Business Combinations. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements the Company.

Item 8.	Changes in and Disagreements with Accountants

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

Part III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS

Name	Age	Positions Held in Bison	Term of Office	Served Since

Barrie D. Rose	77	Director	1 year	1983
Allan D. Erickson	65	Director	1 year	1982
Edward G. Lampman	62	Director, and Chief Executive Officer	1 year	1996
Lawrence M. Martin	66	Director and General Manager	1 year	1998

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

Barrie D. Rose, Edward G. Lampman, Allan Erickson, and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2007, which were filed on time.

Edward G. Lampman is the Audit Committee financial expert. As he is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, he is not independent.

Item 10.	Executive Compensation.

(a)	Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
Edward G. Lampman,	2007	nil	nil	nil	nil		nil	nil
Chief Executive	2006	nil	nil	nil	nil		nil	nil
Officer	2005	nil	nil	nil	nil		nil	nil

(b)	Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

N/A	—	—	—	—

(c)	Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-money Options/SARs at FY-End ($) Exercisable/Unexercisable

N/A	—	—	—	—

(d)	Long-term Incentive Plans — Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

N/A	—	—	—	—	—

(e)	Compensation of Directors

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

(b)	Reports

A report on Form 8-K was filed on November 13, 2006.

This form informed the Commission of the resignation of Glen Peer as a Director of Bison Instruments, Inc.

Item 14.	Principal Accountant Fees and Services

(1)	Audit Fees

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

October 31, 2006	$16,000
October 31, 2007 - estimated	$16,000

(2)	Audit - Related Fees
N/A

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are:

October 31, 2006	$2,365
October 31, 2007 - estimated	$3,000

The services provided by the principal accountant were for preparation of tax returns.

(4)	All Other Fees
N/A

(5)	Audit Committee’s Pre-Approval Policies
The Audit Committee approves the services for the audit firm before the work is performed.

(6)	N/A

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Bison Instruments Inc.

	/s/ Edward G. Lampman	(signature)
Edward G. Lampman
Chief Executive Officer, Chief Financial Officer and Director

Date: January 23, 2008

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/ Bison Instruments Inc.

	/s/ Edward G. Lampman	(signature)
Edward G. Lampman
Chief Executive Officer, Chief Financial Officer and Director

Date: January 23, 2008