Form 10QSB
period 2008-04-30
BISON INSTRUMENTS INC
filed 2008-06-06
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the quarterly period ended April 30, 2008.

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from _____________ to _______________.

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
(1) YES ☒  NO☐           (2) YES ☒   NO ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2008, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format

(Check one) : YES ☐ NO ☒

PART I

Item 1.	Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	April 30 2008	October 31 2007
	(unaudited)
	$	$
ASSETS
Cash	1,383	1,288
	1,383	1,288

CURRENT LIABILITIES
Accrued liabilities	2,077	2,750

Advances from shareholder (note 3)	189,600	158,600
	191,677	161,350
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,192,938)	(1,162,706)
	(190,294)	(160,062)
	1,383	1,288

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(unaudited)

	6 Months Ended April 30		3 Months Ended April 30
	2008	2007	2008	2007
	$	$	$	$
Expenses
Professional fees	16,785	12,458	6,751	4,150
Shareholder relations	7,735	10,535	4,359	7,595
Management fees	3,000	2,100	1,500	1,200
Directors fees	2,000	1,000	2,000	1,000
Office and general	712	948	352	587
	30,232	27,041	14,962	14,532

Loss for the period	(30,232)	(27,041)	(14,962)	(14,532)

Deficit, beginning of period	(1,162,706)	(1,118,673)	(1,177,976)	(1,131,182)

Deficit, end of period	(1,192,938)	(1,145,714)	(1,192,938)	(1,145,714)

Basic and diluted earnings (loss) per share	(0.03)	(0.03)	(0.02)	(0.02)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	6 Months Ended April 30
	2008	2007
	$	$
Cash provided by (used in):
Cash flows from operating activities:
Loss for the period	(30,232)	(27,041)

Increase (decrease) in:
Accrued liabilities	(673)	1,402
Net cash used in operating activities	(30,905)	(25,639)
Financing:
Increase in advances from shareholder	31,000	25,000
Net increase (decrease) in cash	95	(639)
Cash, beginning of period	1,288	2,438
Cash, end of period	1,383	1,799

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.  Significant Accounting Policies

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial statements.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year-ended October 31, 2007.

In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company.

2.  Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until May 1, 2009. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.  Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus Inc. has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least May 1, 2009, and not to demand repayment of the advances from shareholder before May 1, 2009.

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

The net loss for the six months of fiscal year 2008 was $30,232 or $0.03 per share, compared with a net loss of $27,041 or $0.03 per share for the same period last year.

No sales were recorded for the Company in the six months of fiscal years 2008 and 2007.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company incurred expenses to Mr. Martin of $3,000 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,820,000 available for carryforwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2022.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until May 1, 2009.

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

Item 5.	Other Information

N/A

Part III

Item 1.	Exhibits on Form 8-K

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

By:	/s/ Bison Instruments, Inc.
By:	/s/ Edward G. Lampman	(Signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date:	June 6, 2008

In accordance with the Exchange Act, this report has been signed below by the following person (s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/ Bison Instruments, Inc.
By:	/s/ Edward G. Lampman	(Signature)
Edward G. Lampman Chief Executive Officer, Chief Financial Officer and Director

Date:	June 6, 2008