Form 10KSB
period 2008-10-31
BISON INSTRUMENTS INC
filed 2009-01-29
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from _______________ to _______________

Commission file number 000-27297

Bison Instruments, Inc.

(Name of Small Business Issuer in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number  (952) 938-1055

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $149,155 as of October 31, 2008.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2008, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I

Item 1.	Description of Business

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income. In the fiscal years 2007 and 2008, the business was commercially inactive. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the “Mu-Meter”). The sales included the intellectual property and inventory of the product lines.

The Company pays a director to administer its corporate affairs and monitor residual business matters. During the year the Company paid $5,100 to this director for these services. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

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

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Company’s common equity is traded principally on the OTCBB Bulletin Board service. The high and low bids on the Company’s common equity for each quarter in the last two fiscal years periods are set out in the following table.

Fiscal Year	High	Low
2007 Q1	$0.65	$0.40
2007 Q2	$0.51	$0.50
2007 Q3	$1.01	$0.40
2007 Q4	$1.40	$0.45
2008 Q1	$0.81	$0.40
2008 Q2	$0.79	$0.40
2008 Q3	$0.81	$0.41
2008 Q4	$0.81	$0.42

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

There are 267 holders of the stock of the company. There are no limits on the company’s ability to pay dividends. No dividends have been paid in the last two fiscal years.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

The net loss for 2008 was $48,249 or $0.05 per share, compared with a loss in 2007 of $44,033 or $0.05 per share.

No sales were recorded for the Company in the fiscal years 2008 and 2007, as a result of Bison selling its product lines in 1999.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive. The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the fiscal year, the Company paid Mr. Martin $5,100 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

At October 31, 2008, the Company has income tax losses of approximately $1,837,500 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2023.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until November 1, 2009.

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

We have audited the accompanying consolidated balance sheets of Bison Instruments, Inc. as of October 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments, Inc. as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Eide Bailly LLP
Minneapolis, Minnesota

January 28, 2009

BISON INSTRUMENTS, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

October 31, 2008 and 2007

	2008	2007

Assets

Cash	$94	$1,288
	$94	$1,288

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accrued liabilities	$2,305	$2,750

Advances from shareholder (note 3)	206,100	158,600

Stockholders’ equity (deficiency):	(208,311)	(160,062)

Going concern uncertainty (note 2)
	$94	$1,288

See accompanying notes to consolidated financial statements.

On behalf of the Board:

Director

Director

BISON INSTRUMENTS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(Expressed in United States dollars)

Years ended October 31, 2008 and 2007

	Common Stock
	Number of Authorized Shares Par Value $0.10	Number of Issued Shares	Amount	Additional Paid-in Capital	Deficit	Total

Balance, October 31, 2006	60,000,000	888,180	$88,818	$913,826	$(1,118,673)	$(116,029)

Loss for the year	—	—	—	—	$(44,033)	$(44,033)

Balance, October 31, 2007	60,000,000	888,180	$88,818	$913,826	$(1,162,706)	$(160,062)

Loss for the year	—	—	—	—	$(48,249)	$(48,249)

Balance, October 31, 2008	60,000,000	888,180	$88,818	$913,826	$(1,210,955)	$(208,311)

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Operations (Expressed in United States dollars)

Years ended October 31, 2008 and 2007

	2008	2007

Expenses:
Shareholder relations	$13,866	$16,101
Professional fees	23,005	20,413
Management fees	5,100	3,900
Directors’ fees	2,000	2,000
Office and general	4,278	1,619
	48,249	44,033

Loss for the year	(48,249)	(44,033)

Basic and diluted earnings (loss) per share	$(0.05)	$(0.05)

Weighted average number of shares	888,180	888,180

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended October 31, 2008 and 2007

	2008	2007

Cash provided by (used in):

Cash flows from operating activities:
Loss for the year	$(48,249)	$(44,033)
Increase (decrease) in:
Accrued Liabilities	(445)	1,883
Net cash used in operating activities	(48,694)	(42,150)

Financing:
Increase in advances from shareholder	47,500	41,000

Net decrease in cash	(1,194)	(1,150)

Cash, beginning of year	1,288	2,438

Cash, end of year	$94	$1,288

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended October 31, 2008 and 2007

Bison Instruments, Inc. (the “Company”) was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999. In the fiscal years 2007 and 2008, the business was commercially inactive. Andus Inc. (“Andus”) owns approximately 67.05% of the Company’s outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.

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

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average shares outstanding during the year. For each of the years ended October 31, 2008 and 2007 there were no outstanding dilutive securities. The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

	(e)	Use of estimates:

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.

	(f)	Accounting for uncertainty in income taxes:

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The implementation of FIN 48 did not have a significant impact on the financial statements of the Company.

2.	Going concern uncertainty

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior years and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2009. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

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

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least November 1, 2009, and not to demand repayment of the advances from shareholder before November 1, 2009. During the year ended October 31, 2008, Andus Inc. advanced an additional $47,500 to the Company.

Subsequent to October 31, 2008, Andus Inc. advanced an additional $5,000 to the Company.

The General manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the year ended October 31, 2008, the Company paid Mr. Martin $5,100 (2007-$3,900) for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.	Income taxes:

The Company’s statutory income tax rate is 38.4% (2007 - 38.4%).

The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,837,500 (2007 - $1,789,500), that give rise to significant portions of deferred tax assets at October 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax asset primarily attributable to losses	$706,000	$687,000
Less valuation allowance	706,000	687,000
Net deferred tax asset	$—	$—

Loss carry-forwards expire as follows:

2011		$13,000
2012		827,000
2013		649,000
2014		2,000
2015		16,000
2016		47,000
2017		30,000
2018		33,000
2019		32,500
2020		60,000
2021		36,000
2022		44,000
2023		48,000
		$1,837,500

5.	Fair value of financial assets and financial liabilities:

The fair values of the Company’s cash and accrued liabilities approximate their carrying amounts due to the relatively short periods to maturity of these items. The fair value of the advances from shareholder is not determinable due to its related party nature.

6.	Accounting pronouncements:

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

Item 8a(T).	Controls and procedures:

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

(1) Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer;

(2) Management designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under its supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(3) Management has concluded that the small business issuer’s internal control over financial reporting at the end of the issuer’s most recent fiscal year is effective.

(4) This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the small business issuer’s internal control over financial reporting during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

Part III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                DIRECTORS

Name	Age	Positions Held in Bison	Term of Office	Served Since
Barrie D. Rose	78	Director	1 year	1983
Allan D. Erickson	66	Director	1 year	1982
Edward G. Lampman	63	Director, and Chief Executive Officer	1 year	1996
Lawrence M. Martin	67	Director and General Manager	1 year	1998

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

Barrie D. Rose, Edward G. Lampman, Allan Erickson, and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2008, which were filed on time.

Edward G. Lampman is the Audit Committee financial expert. As he is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, he is not independent.

Item 10.	Executive Compensation.

(a)	Summary Compensation Table

		Annual Compensation			Long-term Compensation Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
Edward G. Lampman,	2008	nil	nil	nil	nil		nil	nil
Chief Executive	2007	nil	nil	nil	nil		nil	nil
Officer	2006	nil	nil	nil	nil		nil	nil

(b)	Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

N/A	—	—	—	—

(c)	Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In- the-money Options/SARs at FY-End ($)
			Exercisable/Unexercisable	Exercisable/Unexercisable

N/A	—	—	—	—

(d)	Long-term Incentive Plans – Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

N/A	—	—	—	—	—

(e)	Compensation of Directors

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

October 31, 2007	$17,191
October 31, 2008 - estimated	$18,247

(2)          Audit - Related Fees
               N/A

(3)          Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are:

October 31, 2007	$2,708
October 31, 2008 - estimated	$3,000

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

Date: January 28, 2009

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/ Bison Instruments Inc.

	/s/ Edward G. Lampman	(signature)
Edward G. Lampman
Chief Executive Officer, Chief Financial Officer and Director

Date: January 28, 2009