Form 10-Q
period 2009-01-31
BISON INSTRUMENTS INC
filed 2009-03-17
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2009.

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from      _____________ to _______________ .

Commission File number 000-27297

Bison Instruments, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

(952) 938-1055

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☒   NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of January 31, 2009, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1.  Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	January 31 2009	October 31 2008
	(unaudited)
ASSETS
Cash	$20,697	$94
	$20,697	$94

CURRENT LIABILITIES
Accrued liabilities	$15,032	$2,305

Advances from shareholder (note 3)	231,100	206,100
	246,132	208,405

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,228,079)	(1,210,955)
	(225,435)	(208,311)
	$20,697	$94

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(unaudited)

	Three months Ended January 31
	2009	2008
Expenses
Professional fees	$11,443	$10,034
Shareholder relations	4,051	3,376
Management fees	1,200	1,500
Office and general	430	360
	17,124	15,270

Loss for the period	(17,124)	(15,270)

Deficit, beginning of period	(1,210,955)	(1,162,706)

Deficit, end of period	$(1,228,079)	$(1,177,976)

Basic and diluted earnings (loss) per share	$(0.02)	$(0.02)

Weighted average number of shares	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended January 31
	2009	2008
Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(17,124)	$(15,270)

Increase in:
Accrued liabilities	12,727	11,109
Net cash used in operating activities	(4,397)	(4,161)
Financing:
Increase in advances from shareholder	25,000	6,000

Net increase in cash	20,603	1,839

Cash, beginning of period	94	1,288

Cash, end of period	$20,697	$3,127

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.	Significant Accounting Policies

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial statements.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Quarterly Report on Form 10-KSB for the year-ended October 31, 2008.

In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company.

2.	Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until February 1, 2010. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

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

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least February 1, 2010, and not to demand repayment of the advances from shareholder before February 1, 2010. During the period ended January 31, 2009, Andus Inc. advanced an additional $25,000 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company incurred expenses to Mr. Martin of $1,200 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.	Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The implementation of this pronouncement did not have a significant impact on the financial statements of the company.

The Financial Accounting Standards Board has issued Statement No. 141 (R), Business Combinations. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used, and applies to all the business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The implementation of this pronouncement did not have a significant impact on the financial statements of the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The implementation of FIN 48 did not have a significant impact on the financial statements of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the three months of fiscal year 2009 was $17,124 or $0.02 per share, compared with a net loss of $15,270 or $0.02 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal years 2009 and 2008.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company incurred expenses to Mr. Martin of $1,200 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,854,624 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2023.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until February 1, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation and in consultation with the Company’s independent auditors, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

The Chief Executive Office and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are also effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

The Company is not presently party to any pending legal proceeding, and its property is not the subject of any pending legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this report, the registrant did not sell any equity securities that were not registered under the Securities Act.
(b)	N/A
(c)	During the quarter covered by this report, the registrant did not purchase any equity securities.

Item 3.  Defaults Upon Senior Securities.

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

Item 5.  Other Information.

N/A

Item 6.  Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Bison Instruments, Inc.

	/s/ Edward G. Lampman	(Signature)
Edward G. Lampman
Chief Executive Officer, Chief Financial Officer and Director

Date:	March 17, 2009