Form 10-Q
period 2009-04-30
BISON INSTRUMENTS INC
filed 2009-06-10
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2009.

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act.    YES ☒    NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2009, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1.  Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	April 30 2009	October 31 2008
	(unaudited)

ASSETS
Cash	$3,403	$94
	$3,403	$94

CURRENT LIABILITIES
Accrued liabilities	$2,098	$2,305

Advances from shareholder (note 3)	245,600	$206,100
	247,698	$208,405
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,246,939)	(1,210,955)
	(244,295)	(208,311)
	$3,403	$94

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(unaudited)

	6 Months Ended April 30		3 Months Ended April 30
	2009	2008	2009	2008

Expenses
Professional fees	$20,127	$16,785	$8,684	$6,751
Shareholder relations	8,670	7,735	4,619	4,359
Management fees	3,000	3,000	1,800	1,500
Directors fees	2,000	2,000	2,000	2,000
Office and general	2,187	712	1,757	352
	35,984	30,232	18,860	14,962

Loss for the period	(35,984)	(30,232)	(18,860)	(14,962)

Deficit, beginning of period	(1,210,955)	(1,162,706)	(1,228,079)	(1,177,976)

Deficit, end of period	$(1,246,939)	$(1,192,938)	$(1,246,938)	$(1,192,938)

Basic and diluted earnings (loss) per share	$(0.04)	$(0.03)	$(0.02)	$(0.02)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended April 30
	2009	2008

Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(35,984)	$(30,232)

Decrease in:
Accrued liabilities	(207)	(673)
Net cash used in operating activities	(36,191)	(30,905)
Financing:
Increase in advances from shareholder	39,500	31,000

Net increase in cash	3,309	95

Cash, beginning of period	94	1,288

Cash, end of period	$3,403	$1,383

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.	Significant Accounting Policies

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

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until May 1, 2010. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

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

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least May 1, 2010, and not to demand repayment of the advances from shareholder before May 1, 2010. During the period ended April 30, 2009, Andus Inc. advanced an additional $14,500 to the Company, during the 3 months ended April 30, 2009.

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

4.	Accounting pronouncements.

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

The Financial Accounting Standards Board has issued Statement No. 141 (R), Business Combinations. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used, and applies to all the business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The implementation of this pronouncement did not have a significant impact on the financial statements of the Company

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The implementation of FIN 48 did not have a significant impact on the financial statements of the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No.165, ‘Subsequent Events’ (FASB 165). The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009. Management does not believe that the implementation of this standard will have a significant impact on the financial statements of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net loss for the six months of fiscal year 2009 was $35,984 or $0.04 per share, compared with a net loss of $30,232 or $0.03 per share for the same period last year.

No sales were recorded for the Company in the six months of fiscal years 2009 and 2008.

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

The Company has income tax losses of approximately $1,873,484 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2023.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until May 1, 2010.

Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses which may result in a reverse-take-over of the Company. However, there is no guarantee that management will be successful in their endeavours.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of Management’s plan to seek other business opportunities including merger opportunities with other businesses which may result in a reverse-take-over of the Company, and the manner in which the Company may participate in such business opportunities.

The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan to pursue other business opportunities for the corporation. There is no guarantee that the Company will be successful in its endeavors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not presently party to any pending legal proceeding, and its property is not the subject of any pending legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6.  Exhibits

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

By:	/s/ Bison Instruments, Inc.

	/s/ Edward G. Lampman	(signature)
Edward G. Lampman
Chief Executive Officer, Chief Financial Officer and Director

Date:	June 10, 2009