Form 10-Q
period 2009-07-31
BISON INSTRUMENTS INC
filed 2009-09-11
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to __________.

Commission File number 000-27297

Bison Instruments, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

(952) 938-1055

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☒   NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2009, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1.	Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	July 31 2009	October 31 2008
	(unaudited)
ASSETS
Cash	$4,029	$94
	$4,029	$94

CURRENT LIABILITIES
Accrued liabilities	$2,359	$2,305

Advances from shareholder (note 3)	254,600	206,100
	256,959	208,405
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,255,574)	(1,210,955)
	(252,930)	(208,311)
	$4,029	$94

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(unaudited)

	9 Months Ended July 31		3 Months Ended July 31
	2009	2008	2009	2008
Expenses
Professional fees	$24,076	$20,294	$3,949	$3,509
Shareholder relations	11,894	10,952	3,224	3,217
Management fees	3,900	3,900	900	900
Directors fees	2,000	2,000	—	—
Office and general	2,749	1,080	562	368
	44,619	38,226	8,635	7,994

Loss for the period	(44,619)	(38,226)	(8,635)	(7,994)

Deficit, beginning of period	(1,210,955)	(1,162,706)	(1,246,939)	(1,192,938)

Deficit, end of period	$(1,255,574)	$(1,200,932)	$(1,255,574)	$(1,200,932)

Basic and diluted earnings (loss) per share	$(0.05)	$(0.04)	$(0.01)	$(0.01)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended July 31
	2009	2008
Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(44,619)	$(38,226)

Increase (decrease) in:
Accrued liabilities	54	(687)
Net cash used in operating activities	(44,565)	(38,913)
Financing:
Increase in advances from shareholder	48,500	45,500

Net increase in cash	3,935	6,587

Cash, beginning of period	94	1,288

Cash, end of period	$4,029	$7,875

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.	Significant Accounting Policies

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

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until August 1, 2010. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

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

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least August 1, 2010, and not to demand repayment of the advances from shareholder before August 1, 2010. During the 3 months ended July 31, 2009 Andus Inc. advanced an additional $9,000 to the Company.

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

5.	Subsequent events.

Management evaluated subsequent events through September 11, 2009, the date the financial statements were available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the nine months of fiscal year 2009 was $44,619 or $0.05 per share, compared with a net loss of $38,226 or $0.04 per share for the same period last year.

No sales were recorded for the Company in the nine months of fiscal years 2009 and 2008.

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

The Company has income tax losses of approximately $1,918,103 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2023.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until August 1, 2010.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: September 11, 2009