Form 10-K
period 2009-10-31
BISON INSTRUMENTS INC
filed 2010-01-20
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2009

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

Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES ☒   NO ☐  (2) YES ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☒   NO ☐

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2):  $149,155 as of October 31, 2009.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of October 31, 2009, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format

(Check one):  YES ☐   NO ☒

PART I

Item 1.      Description of Business

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation.  The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income.  In the fiscal years 2008 and 2009, the business was commercially inactive.  In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the “Mu-Meter”).  The sales included the intellectual property and inventory of the product lines.

The Company pays a director to administer its corporate affairs and monitor residual business matters.  During the year the Company paid $4,950 to this director for these services.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements based on current expectations, and involve risks and uncertainties.  Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of Management’s plan to seek other business opportunities including merger opportunities with other businesses which may result in a reverse-take-over of the Company, and the manner in which the Company may participate in such business opportunities.

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

Fiscal Year	High	Low

2008 Q1	$0.81	$0.40
2008 Q2	$0.79	$0.40
2008 Q3	$0.81	$0.41
2008 Q4	$0.81	$0.42
2009 Q1	$0.51	$0.25
2009 Q2	$0.51	$0.25
2009 Q3	$0.51	$0.15
2009 Q4	$0.51	$0.16

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

There are 249 holders of the stock of the company. There are no limits on the company’s ability to pay dividends.  No dividends have been paid in the last two fiscal years.

Item 6.      Management’s Discussion and Analysis or Plan of Operations.

The net loss for 2009 was $52,709 or $0.06 per share, compared with a loss in 2008 of $48,249 or $0.05 per share.

No sales were recorded for the Company in the fiscal years 2009 and 2008, as a result of Bison selling its product lines in 1999.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.  The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the fiscal year, the Company paid Mr. Martin $4,950 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

At October 31, 2009, the Company has income tax losses of approximately $1,890,500 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded.  These losses expire between 2011 and 2024.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers.  In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until November 1, 2010.

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

Item 7.      Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders

Bison Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Bison Instruments, Inc. as of October 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments, Inc. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Eide Bailly LLP

Minneapolis, Minnesota

January 20, 2010

bison instruments, inc.

Consolidated Balance Sheets

(Expressed in United States dollars)

October 31, 2009 and 2008

	2009	2008
Assets

Cash	$6,443	$94
	$6,443	$94
Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accrued liabilities	$5,363	$2,305

Advances from shareholder (note 3)	262,100	206,100

Stockholders’ equity (deficiency):	(261,020)	(208,311)

Going concern uncertainty(note 2)
	$6,443	$94

See accompanying notes to consolidated financial statements.

On behalf of the Board:

Director

Director

bison instruments, inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

Years ended October 31, 2009 and 2008

	Common Stock
	Number of Authorized Shares	Number of Issued Shares	Amount	Additional Paid-in Capital	Deficit	Total
Balance, October 31, 2007	60,000,000	888,180	$88,818	$913,826	$(1,162,706)	$(160,062)

Loss for the year	—	—	—	—	(48,249)	(48,249)

Balance, October 31, 2008	60,000,000	888,180	88,818	913,826	(1,210,955)	(280,311)

Loss for the year	—	—	—	—	(52,709)	(52,709)

Balance, October 31, 2009	60,000,000	888,180	$88,818	$913,826	$(1,263,664)	$(261,020)

See accompanying notes to consolidated financial statements.

bison instruments, inc.

Consolidated Statements of Operations

(Expressed in United States dollars)

Years ended October 31, 2009 and 2008

	2009	2008
Expenses:
Shareholder relations	$14,858	$13,866
Professional fees	27,741	23,005
Management fees	4,950	5,100
Directors’ fees	2,000	2,000
Office and general	3,160	4,278
	52,709	48,249

Loss for the year	$(52,709)	$(48,249)

Basic and diluted earnings (loss) per share	$(0.06)	$(0.05)

Weighted average number of shares	888,180	888,180

See accompanying notes to consolidated financial statements.

bison instruments, inc.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

Years ended October 31, 2009 and 2008

	2009	2008
Cash provided by (used in):

Cash flows from operating activities:
Loss for the year	$(52,709)	$(48,249)
Increase (decrease) in:
Accrued Liabilities	3,058	(445)
Net cash used in operating activities	(49,651)	(48,694)

Financing:
Increase in advances from shareholder	56,000	47,500

Net increase (decrease) in cash	6,349	(1,194)

Cash, beginning of year	94	1,288

Cash, end of year	$6,443	$94

See accompanying notes to consolidated financial statements.

bison instruments, inc.

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended October 31, 2009 and 2008

Bison Instruments, Inc. (the "Company") was engaged in the manufacture and sale of electronic instrumentation.  The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999.  In the fiscal years 2008 and 2009, the business was commercially inactive.  Andus Inc. ("Andus") owns approximately 67.05% of the Company’s outstanding common stock.  Andus is a subsidiary of Androcan Inc. of Toronto, Canada.

1.     Significant accounting policies:

(a)       Basis of presentation:

These consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Bison International, Inc., which is inactive. All significant intercompany transactions and balances have been eliminated.

(b)       Income taxes:

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded and deducted from deferred tax assets when the deferred tax assets are not expected to be realized based on currently available evidence.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(c)       Revenue recognition:

The Company recognizes interest income as earned.

(d)       Earnings (loss) per share:

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average shares outstanding during the year.  For each of the years ended October 31, 2009 and 2008 there were no outstanding dilutive securities.  The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

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

(f)        Accounting for uncertainty in income taxes:

The Financial Accounting Standards Board has issued guidance on Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006.  The new codification code is ASC 740, Income Taxes.  Management has concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.

2.     Going concern uncertainty

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior years and has a stockholders’ deficiency.  The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2010.  Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company.  However, there is no guarantee that management will be successful in their endeavours.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.     Related party transactions:

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company.  The advances are non-interest bearing, unsecured, and have no specific terms of repayment.  Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least November 1, 2010, and not to demand repayment of the advances from shareholder before November 1, 2010.  During the year ended October 31, 2009, Andus Inc. advanced an additional $56,000 to the Company.  Subsequent to October 31, 2009, Andus Inc. advanced an additional $26,500 to the Company.

The General manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the year ended October 31, 2009, the Company paid Mr. Martin $4,950 (2008-$5,100) for these services.  At October 31, 2009, accrued liabilities includes a payable to Larry Martin in the amount of $450.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.     Income taxes:

The Company’s statutory income tax rate is 38.4% (2008- 38.4%).

The tax effects of temporary differences, resulting from net operating loss carry forwards of approximately $1,890,500 (2008 - $1,837,500), that give rise to significant portions of deferred tax assets at October 31, 2009 and 2008 are presented below:

	2009	2008

Deferred tax asset primarily attributable to losses	$726,000	$706,000
Less valuation allowance	726,000	706,000
Net deferred tax asset	$—	$—

Loss carry-forwards expire as follows:

2011		$13,000
2012		827,000
2013		649,000
2014		2,000
2015		16,000
2016		47,000
2017		30,000
2018		33,000
2019		32,500
2020		60,000
2021		36,000
2022		44,000
2023		48,000
2024		53,000
		$1,890,500

5.     Fair value of financial assets and financial liabilities:

The fair values of the Company’s cash and accrued liabilities approximate their carrying amounts due to the relatively short periods to maturity of these items.  The fair value of the advances from shareholder is not determinable due to its related party nature.

6.     Accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the FASB Accounting Standards Codification (“ASC”) and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles.  The codification was effective for interim or annual periods ending after September 15, 2009, and impacted the Company’s financial statement disclosures beginning with the year ending October 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

The FASB has issued authoritative guidance on Non-controlling Interests in Consolidated Financial Statements.  The new codification code is ASC 810, Consolidation.  This statement changes the way the consolidated income statement is presented when non-controlling interests are present.  It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  The implementation of this pronouncement did not have a significant impact on the financial statements of the Company.

The FASB has issued authoritative guidance on Business Combinations.  The new codification code is ASC 805, Business Combinations.  This statement retains the fundamental requirements that the acquisition method of accounting be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations.  The implementation of this pronouncement did not have a significant impact on the financial statements the Company.

The FASB has issued authoritative guidance on subsequent events, which was primarily codified into Topic 855, Subsequent Events, in the ASC.  The guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements and related disclosures.

7.     Subsequent events:

Management evaluated subsequent events through January 20, 2010, the date the financial statements were available to be issued.

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

Part III

Item 9.      Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS

Name	Age	Positions Held in Bison	Term of Office	Served Since
Barrie D.Rose	79	Director	1 year	1983
Allan D. Erickson	67	Director	1 year	1982
Edward G. Lampman	64	Director, and Chief Executive Officer	1 year	1996
Lawrence M. Martin	68	Director and General Manager	1 year	1998

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

Barrie D. Rose, Edward G. Lampman, Allan Erickson, and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2009, which were filed on time.

Edward G. Lampman is the Audit Committee financial expert.  As he is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, he is not independent.

Item 10.    Executive Compensation.

(a)           Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options /SARs (#)	Payouts ($)	Compensation ($)

Edward G. Lampman,	2009	nil	nil	nil	nil		nil	nil
Chief Executive	2008	nil	nil	nil	nil		nil	nil
Officer	2007	nil	nil	nil	nil		nil	nil

(b)           Option/SAR in Last Fiscal Year

Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

N/A

	—	—	—	—

(c)           Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-money Options/SARs at FY-End ($) Exercisable/Unexercisable

N/A

	—	—	—	—

(d)           Long-term Incentive Plans – Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

N/A	—	—	—	—	—

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

Item 14.    Principal Accountant Fees and Services

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years  for professional services rendered by the principal accountant for the  audit of the registrants annual financial statements and review of  financial statements included in the registrant’s Form 10-Q or  services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:

October 31, 2008	$19,633
October 31, 2009 - estimated	$20,623

(2)   Audit - Related Fees

N/A

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for  professional services rendered by the principal accountant for tax  compliance, tax advice, and tax planning are:

October 31, 2008	$ 3,614
October 31, 2009 - estimated	$ 3,600

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

Date: January 20, 2010

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/ Bison Instruments Inc.

	/s/ Edward G. Lampman	(signature)
Edward G. Lampman
Chief Executive Officer, Chief Financial Officer and Director

Date: January 20, 2010