Form 10-Q
period 2010-01-31
BISON INSTRUMENTS INC
filed 2010-03-12
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _________________.

Commission File number 000-27297

Bison Instruments, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of January 31, 2010, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1. Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	January 31 2010	October 31 2009
	(unaudited)
ASSETS
Cash	$19,080	$6,443
	$19,080	$6,443

CURRENT LIABILITIES
Accrued liabilities	$11,821	$5,363

Advances from shareholder (note 3)	288,600	262,100
	300,421	267,463
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,283,985)	(1,263,664)
	(281,341)	(261,020)
	$19,080	$6,443

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(unaudited)

	Three Months Ended January 31
	2010	2009
Expenses
Professional fees	$13,782	$11,443
Shareholder relations	4,293	4,051
Management fees	1,800	1,200
Office and general	445	430
	20,321	17,124

Loss for the period	(20,321)	(17,124)

Deficit, beginning of period	(1,263,664)	(1,210,995)

Deficit, end of period	$(1,283,985)	$(1,228,079)

Basic and diluted earnings (loss) per share	$(0.02)	$(0.02)

Weighted average number of shares	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months Ended January 31
	2010	2009
Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(20,321)	$(17,124)

Increase in:
Accrued liabilities	6,458	12,727
Net cash used in operating activities	(18,863)	(4,397)
Financing:
Increase in advances from shareholder	26,500	25,000

Net increase in cash	12,637	20,603

Cash, beginning of period	6,443	94

Cash, end of period	$19,080	$20,697

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.	Significant Accounting Policies

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial statements.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year-ended October 31, 2009.

In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company. Adjustments are of normal recurring nature.

2.	Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until February 1, 2011 Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

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

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least February 1, 2011 and not to demand repayment of the advances from shareholder before February 1, 2011. During the period ended January 31, 2010, Andus Inc. advanced an additional $26,500 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company incurred expenses to Mr. Martin of $1,800 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

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

The net loss for the three months of fiscal year 2010 was $20,321 or $0.02 per share, compared with a net loss of $17,124 or $0.02 per share for the same period last year.

No sales were recorded for the Company in the three months of fiscal years 2010 and 2009.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company incurred expenses to Mr. Martin of $1,800 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,837,500 per 10-K available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2024.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until February 1, 2011.

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

PART III

Item 1.	Reports on Form 8-K.

A report on Form 8-K was filed on March 3, 2010. This form informed the Commission of the resignation of Edward G. Lampman as Chief Executive Officer, Chief Financial Officer and Director of Bison Instruments, Inc. This form informed the Commission of the appointment of Eric Sunshine as Chief Financial Officer of Bison Instruments, Inc. This form informed the Commission of the appointment of Barrie D. Rose as Chief Executive Officer of Bison Instruments, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Bison Instruments, Inc.

/s/ Eric Sunshine (Signature)
Eric Sunshine
Chief Financial Officer

Date: March 11, 2010