Form 10-K
period 2010-10-31
BISON INSTRUMENTS INC
filed 2011-01-26
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from to

Commission file number 000-27297

Bison Instruments, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

(952) 938-1055

(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
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

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2):  $52,643 as of October 31, 2010.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of October 31, 2010, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format

(Check one):  YES ☐   NO ☒

PART I

Item 1.

Description of Business

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation.  The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income.  In the fiscal years 2009 and 2010, the business was commercially inactive.  In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the “Mu-Meter”).  The sales included the intellectual property and inventory of the product lines.

The Company pays a director to administer its corporate affairs and monitor residual business matters.  During the year the Company paid $4,500 to this director for these services.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

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

Removed and Reserved.

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Company’s common equity is traded principally on the OTCBB Bulletin Board service.  The high and low bids on the Company’s common equity for each quarter in the last two fiscal years periods are set out in the following table.

Fiscal Year	High	Low

2009 Q1	$0.51	$0.25
2009 Q2	$0.51	$0.25
2009 Q3	$0.51	$0.15
2009 Q4	$0.51	$0.16
2010 Q1	$0.20	$0.20
2010 Q2	$0.20	$0.20
2010 Q3	$0.20	$0.20
2010 Q4	$0.18	$0.18

The information above was obtained from Company records and from market activity reports available on the nasdaq.com website.  These are over the counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Because the securities of the Company may constitute “penny stocks” as defined in the Securities and Exchange Commission rules, the Company’s securities may be subject to rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Consequently, the rules may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in the offering to sell their securities in any market that might develop therefore.

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

There are 244 holders of the stock of the company. There are no limits on the company’s ability to pay dividends.  No dividends have been paid in the last two fiscal years.

Item 7.

Management’s Discussion and Analysis or Plan of Operations.

The net loss for 2010 was $52,546 or $0.06 per share, compared with a loss in 2009 of $52,709 or $0.06 per share.

No sales were recorded for the Company in the fiscal years 2010 and 2009, as a result of Bison selling its product lines in 1999.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.  The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the fiscal year, the Company paid Mr. Martin $4,500 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

At October 31, 2010, the Company has income tax losses of approximately $1,943,500 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded.  These losses expire between 2011 and 2025.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers.  In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until November 1, 2011.

Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses which may result in a reverse-take-over of the Company.  However, there is no guarantee that management will be successful in their endeavours.

Item 8.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders

Bison Instruments, Inc.

We have audited the accompanying consolidated balance sheets of  as of Bison Instruments, Inc., as of October 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments, Inc as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Eide Bailly LLP

Minneapolis, Minnesota

January 26, 2011

bison instruments, inc.

Consolidated Balance Sheets

(Expressed in United States dollars)

October 31, 2010 and 2009

	2010	2009
Assets

Cash	$2,271	$6,443
	$2,271	$6,443

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accrued liabilities	$2,137	$5,363

Advances from shareholder (note 3)	313,700	262,100

Stockholders’ equity (deficiency):	(313,566)	(261,020)

Going concern uncertainty(note 2)
	$2,271	$6,443

See accompanying notes to consolidated financial statements.

On behalf of the Board:

Director

Director

bison instruments, inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

Years ended October 31, 2010 and 2009

	Common Stock
	Number of Authorized Shares	Number of Issued Shares	Amount	Additional Paid-in Capital	Deficit	Total
Balance, October 31, 2008	60,000,000	888,180	$88,818	$913,826	$(1,210,955)	$(280,311)

Loss for the year	—	—	—	—	(52,709)	(52,709)

Balance, October 31, 2009	60,000,000	888,180	88,818	913,826	(1,263,664)	(261,020)

Loss for the year	—	—	—	—	(52,546)	(52,546)

Balance, October 31, 2010	60,000,000	888,180	$88,818	$913,826	$(1,316,210)	$(313,566)

See accompanying notes to consolidated financial statements.

bison instruments, inc.

Consolidated Statements of Operations

(Expressed in United States dollars)

Years ended October 31, 2010 and 2009

	2010	2009
Expenses:
Shareholder relations	$14,623	$14,858
Professional fees	28,421	27,741
Management fees	4,500	4,950
Directors’ fees	2,000	2,000
Office and general	3,002	3,160
	52,546	52,709

Loss for the year	$(52,546)	$(52,709)

Basic and diluted earnings (loss) per share	$(0.06)	$(0.06)

Weighted average number of shares	888,180	888,180

See accompanying notes to consolidated financial statements.

bison instruments, inc.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

Years ended October 31, 2010 and 2009

	2010	2009
Cash provided by (used in):

Cash flows from operating activities:
Loss for the year	$(52,546)	$(52,709)
Increase (decrease) in:
Accrued Liabilities	(3,226)	3,058
Net cash used in operating activities	(55,772)	(49,651)

Financing:
Increase in advances from shareholder	51,600	56,000

Net increase (decrease) in cash	(4,172)	6,349

Cash, beginning of year	6,443	94

Cash, end of year	$2,271	$6,443

See accompanying notes to consolidated financial statements.

bison instruments, inc.

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended October 31, 2010 and 2009

Bison Instruments, Inc. (the “Company”) was engaged in the manufacture and sale of electronic instrumentation.  The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999.  In the fiscal years 2009 and 2010, the business was commercially inactive.  Andus Inc. (“Andus”) owns approximately 67.05% of the Company’s outstanding common stock.  Andus is a subsidiary of Androcan Inc. of Toronto, Canada.

1.     Significant accounting policies:

(a) Basis of presentation:

These consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Bison International, Inc., which is inactive. All significant intercompany transactions and balances have been eliminated.

(b) Income taxes:

The Company accounts for income taxes in accordance with Financial Accounting Standards Board ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded and deducted from deferred tax assets when the deferred tax assets are not expected to be realized based on currently available evidence.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(c) Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

(d) Earnings (loss) per share:

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average shares outstanding during the year. For each of the years ended October 31, 2010 and 2009 there were no outstanding dilutive securities.  The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

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

(f) Accounting for uncertainty in income taxes:

The Financial Accounting Standards Board has issued guidance on Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006.  The new codification code is ASC 740, Income Taxes.  Management has concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense as incurred.  The Company is no longer subject to Federal tax examinations by tax authorities for years before 2007 and state examinations for years before 2007.

2.     Going concern uncertainty

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior years and has a stockholders’ deficiency.  The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2011. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company.  However, there is no guarantee that management will be successful in their endeavours.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.     Related party transactions:

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company.  The advances are non-interest bearing, unsecured, and have no specific terms of repayment.  Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least November 1, 2011, and not to demand repayment of the advances from shareholder before November 1, 2011.  During the years ended October 31, 2010 and 2009, Andus Inc. advanced an additional $51,600 and $56,000, respectively.  Subsequent to October 31, 2010, Andus Inc. advanced an additional $17,000 to the Company.

The General manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the year ended October 31, 2010, the Company paid Mr. Martin $4,500 (2009-$4,950) for these services.  At October 31, 2010 and 2009, accrued liabilities included a payable to Mr. Martin in the amount of $300 and $450 respectively.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.     Income taxes:

The Company’s statutory income tax rate is 38.4% (2009, 38.4%).

The tax effects of temporary differences, resulting from net operating loss carryforwards of approximately $1,943,500 (2009 - $1,890,500), that give rise to significant portions of deferred tax assets at October 31, 2010 and 2009 are presented below:

	2010		2009

Expected tax benefit using statutory rates		$(746,000)		$(726,000)
Valuation allowance		746,000		726,000

Deferred tax asset	$	―	$	―

The current year tax provision is as follows:
	2010		2009

Expected tax benefit using statutory rates		$20,000		$20,000
Increase in valuation allowance		(20,000)		(20,000)

Current tax expense	$	―	$	―

Loss carry-forwards expire as follows:

2011				$13,000
2012				827,000
2013				649,000
2014				2,000
2015				16,000
2016				47,000
2017				30,000
2018				33,000
2019				32,500
2020				60,000
2021				36,000
2022				44,000
2023				48,000
2024				53,000
2025				53,000
				$1,943,500

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

7.     Subsequent events:

Management evaluated subsequent events through the date the financial statements were issued.

Item 9.

Changes in and Disagreements with Accountants

In connection with the two most recent fiscal years or subsequent interim periods, there were no disagreements between Bison and its independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9a.

Controls and procedures:

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 31, 2005, the Board of Directors adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act, a true and correct copy of which is attached as Exhibit 14.

Item 9a(T).

Controls and procedures:

(a)   Management’s Annual Report on Internal Control Over Financial Reporting

(1) Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer, as such term is defined in Exchange Act Rules  13a-15(f) and 15d-15(f).

(2) Management designed such internal control over financial  reporting, or caused such internal control over financial reporting to be designed under its supervision, to provide reasonable  assurance regarding the reliability of financial reporting and the preparation of financial statements based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and in accordance with US generally accepted accounting principles.

(3) Management has concluded that the registrant’s internal control over financial reporting at the end of the  issuer’s most recent fiscal year is effective.

(4) This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting

There have been no changes in the registrant’s internal control over financial reporting during the registrant’s fiscal year that have materially affected, or are  reasonably likely to materially affect, the registrant’s  internal control over financial reporting.

Part III

Item 10.

Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS

Name	Age	Positions Held in Bison	Term of Office	Served Since
Barrie D.Rose	80	Director and Chief Executive Officer	1 year	1983
Allan D. Erickson	68	Director	1 year	1982
Lawrence M. Martin	69	Director and General Manager	1 year	1998

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

Barrie D. Rose, Allan Erickson, and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2010, which were filed on time.

Barrie D. Rose is the Audit Committee financial expert.  As he is Chief Executive Officer, and a Director of the Company, he is not independent.

COMPANY OFFICER

Name	Age	Positions Held in Bison	Term of Office
Eric D. Sunshine	62	Chief Financial Officer	1 year

Eric D. Sunshine. Mr. Sunshine has been controller of Bison Instruments, Inc. since 2000.  Mr. Sunshine is also controller of Androcan Inc.

Eric D. Sunshine was required to file an Annual Statement of Change in Beneficial Ownership on Forms 5 by December 15, 2010 which was filed on time.

Item 11.

Executive Compensation.

(a)   Summary Compensation Table

	Annual Compensation				Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options /SARs (#)	Payouts ($)	Compensation ($)
Barrie D. Rose,	2010	nil	nil	nil	nil		nil	nil
Chief Executive	2009	nil	nil	nil	nil		nil	nil
Officer	2008	nil	nil	nil	nil		nil	nil

(b)   Option/SAR in Last Fiscal Year

Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

N/A

	―	―	―	―

(c)   Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-money Options/SARs at FY-End ($)
			Exercisable/Unexercisable	Exercisable/Unexercisable

N/A

	―	―	―	―

(d)   Long-term Incentive Plans – Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
N/A	―	―	―	―	―

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

Item 12.

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

Item 13.

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

October 31, 2009	$22,665
October 31, 2010 - estimated	$22,480

(2)   Audit - Related Fees

N/A

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are:

October 31, 2009	$3,600
October 31, 2010 - estimated	$3,600

The services provided by the principal accountant were for preparation of tax returns.

(4)   All Other Fees

N/A

(5)   Audit Committee’s Pre-Approval Policies

The Audit Committee approves the services for the audit firm before the work is performed.

(6)   N/A

Part IV

Item 15.

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

Reports on Form 8-K

A report on Form 8-K was filed on March 3, 2010.

This form informed the Commission of the resignation of Edward G. Lampman as Chief Executive Officer, Chief Financial Officer and Director of Bison Instruments, Inc.  This form informed the Commission of the appointment of Eric D. Sunshine as Chief Financial Officer of Bison Instruments, Inc.  This form informed the Commission of the appointment of Barrie D. Rose as Chief Executive Office of Bison Instruments, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/	Bison Instruments Inc.

	/s/	Barrie D. Rose	(signature)
Barrie D. Rose Chief Executive Officer and Director

	/s/	Eric D. Sunshine	(signature)
Eric D. Sunshine Chief Financial Officer

Date: January 26, 2011

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/	Bison Instruments Inc.

	/s/	Barrie D. Rose	(signature)
Barrie D. Rose Chief Executive Officer and Director

	/s/	Eric D. Sunshine	(signature)
Eric D. Sunshine Chief Financial Officer

Date: January 26, 2011