Form 10-Q
period 2011-01-31
BISON INSTRUMENTS INC
filed 2011-03-17
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2011.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of February 25, 2011, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1.  Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	January 31 2011	October 31 2010
	(unaudited)
ASSETS
Cash	$14,512	$2,271
	$14,512	$2,271

CURRENT LIABILITIES
Accrued liabilities	$30,445	$2,137

Advances from shareholder (note 3)	330,700	313,700
	361,145	315,837
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,349,277)	(1,316,210)
	(346,633)	(313,566)
	$14,512	$2,271

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(unaudited)

	Three Months Ended January 31
	2011	2010
Expenses
Professional fees	$15,740	$13,782
Shareholder relations	15,654	4,293
Management fees	1,200	1,800
Office and general	473	445
	33,067	20,321

Loss for the period	(33,067)	(20,321)

Deficit, beginning of period	(1,316,210)	(1,263,664)

Deficit, end of period	$(1,349,277)	$(1,283,985)

Basic and diluted earnings (loss) per share	$(0.04)	$(0.02)

Weighted average number of shares	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended January 31
	2011	2010
Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(33,067)	$(20,321)

Increase in:
Accrued liabilities	28,308	6,458
Net cash used in operating activities	(4,759)	(13,863)
Financing:
Increase in advances from shareholder	17,000	26,500

Net increase in cash	12,241	12,637

Cash, beginning of period	2,271	6,443

Cash, end of period	$14,512	$19,080

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.       Significant Accounting Policies

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial statements.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year-ended October 31, 2010.

In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company.  Adjustments are of normal recurring nature.

2.       Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency.  The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until February 1, 2012  Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company.  However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate.  If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.       Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company.  The advances are non-interest bearing, unsecured, and have no specific terms of repayment.  Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least February 1, 2012 and not to demand repayment of the advances from shareholder before February 1, 2012.  During the three month period ended January 31, 2011, Andus Inc. advanced an additional $17,000 to the Company.  Subsequent to January 31, 2011, Andus Inc. advanced an additional $15,000 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the period ended January 31, 2011, the Company incurred expenses to Mr. Martin of $1,200 for these services.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.       Accounting Pronouncements:

        All recent accounting pronouncements have been reviewed and are not material to the Company.

5.       Subsequent Events:

        Management evaluated subsequent events through the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the three months of fiscal year 2011 was $33,067 or $0.04 per share, compared with a net loss of $20,321 or $0.02 per share for the same period last year.

For the three months of fiscal year 2011, expenses and accrued liabilities are $12,500 higher than the same period last year.  This is a result of a special charge for shareholder services by the Company’s stock transfer agent.

No sales were recorded for the Company in the three months of fiscal years 2011 and 2010.

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

The Company has income tax losses of approximately $1,943,500 per 10-K available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded.  These losses expire between 2011 and 2024.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers.  In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until February 1, 2012.

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

Date: March 16, 2011