Form 10-Q
period 2011-04-30
BISON INSTRUMENTS INC
filed 2011-06-07
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2011.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2011, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1. Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	April 30 2011	October 31 2010
	(unaudited)
ASSETS
Cash	$2,378	$2,271
	$2,378	$2,271

CURRENT LIABILITIES
Accrued liabilities	$16,058	$2,137

Advances from shareholder (note 3)	345,700	313,700
	361,758	315,837
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,362,024)	(1,316,210)
	(359,380)	(313,566)
	$2,378	$2,271

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(unaudited)

	6 Months Ended April 30		3 Months Ended April 30
	2011	2010	2011	2010

Expenses
Professional fees	$19,845	$20,948	$4,105	$7,166
Shareholder relations	20,451	8,275	4,797	3,982
Management fees	2,400	2,700	1,200	900
Directors fees	2,000	2,000	2,000	2,000
Office and general	1,118	873	645	427
	45,814	34,796	12,747	14,475

Loss for the period	(45,814)	(34,796)	(12,747)	(14,475)

Deficit, beginning of period	(1,316,210)	(1,263,664)	(1,349,277)	(1,283,985)

Deficit, end of period	$(1,362,024)	$(1,298,460)	$(1,362,024)	$(1,298,460)

Basic and diluted earnings (loss) per share	$(0.05)	$(0.04)	$(0.01)	$(0.02)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months Ended April 30
	2011	2010
Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(45,814)	$(34,796)

Increase in:
Accrued liabilities	13,921	15
Net cash used in operating activities	(31,893)	(34,781)
Financing:
Increase in advances from shareholder	32,000	32,000

Net increase (decrease) in cash	107	(2,781)

Cash, beginning of period	2,271	6,443

Cash, end of period	$2,378	$3,662

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

In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company. Adjustments are of a normal, recurring nature.

2. Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until May 1, 2012. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3. Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least May 1, 2012, and not to demand repayment of the advances from shareholder before May 1, 2012. During the three and six month periods ended April 30, 2011, Andus Inc. advanced an additional $15,000 and $32,000 respectively to the Company. Subsequent to April 30, 2011, Andus Inc. advanced an additional $10,000 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the three and six month periods ended April 30, 2011 the Company incurred expenses to Mr. Martin of $1,200 and $2,400 respectively, for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4. Accounting Pronouncements

All recent accounting pronouncements have been reviewed and are not material to the company.

5. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the six months of fiscal year 2011 was $45,814 or $0.05 per share, compared with a net loss of $34,796 or $0.04 per share for the same period last year.

For the six months of fiscal year 2011, expenses are $12,500 higher and accrued liabilities are $8,333 higher than the same period last year. This is a result of a special charge for shareholder services by the Company’s stock transfer agent.

No sales were recorded for the Company in the six months of fiscal years 2011 and 2010.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period, the Company incurred expenses to Mr. Martin of $2,400 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,943,500 per 10-K available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2011 and 2024.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until May 1, 2012.

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

Date: June 7, 2011