Form 10-Q
period 2011-07-31
BISON INSTRUMENTS INC
filed 2011-09-07
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 31, 2011.

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to _______________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting)	Smaller reporting company [x]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES [x] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2011, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1.  Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	July 31	October 31
	2011	2010
	(unaudited)
ASSETS
Cash	$4,852	$2,271
	$4,852	$2,271

CURRENT LIABILITIES
Accrued liabilities	$11,328	$2,137

Advances from shareholder (note 3)	363,200	313,700
	374,528	315,837

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,372,320)	(1,316,210)
	(369,676)	(313,566)
	$4,852	$2,271

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(unaudited)

	9 Months Ended July 31		3 Months Ended July 31
	2011	2010	2011	2010

Expenses
Professional fees	$24,260	$24,700	$4,415	$3,752
Shareholder relations	24,549	11,592	4,098	3,317
Management fees	3,600	3,600	1,200	900
Directors fees	2,000	2,000	-	-
Office and general	1,701	2,589	583	1,716
	56,110	44,481	10,296	9,685

Loss for the period	(56,110)	(44,481)	(10,296)	(9,685)

Deficit, beginning of period	(1,316,210)	(1,263,664)	(1,362,024)	(1,298,460)

Deficit, end of period	$(1,372,320)	$(1,308,145)	$(1,372,320)	$(1,308,145)

Basic and diluted earnings (loss) per share	$(0.06)	$(0.05)	$(0.01)	$(0.01)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine months Ended July 31
	2011	2010
Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(56,110)	$(44,481)

Increase (decrease) in:
Accrued liabilities	9,191	(3,094)
Net cash used in operating activities	(46,919)	(47,575)

Financing:
Increase in advances from shareholder	49,500	46,600

Net increase (decrease) in cash	2,581	(975)

Cash, beginning of period	2,271	6,443

Cash, end of period	$4,852	$5,468

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.	Significant Accounting Policies

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

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency.  The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until August 1, 2012  Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company.  However, there is no guarantee that management will be successful in their endeavours.

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

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company.  The advances are non-interest bearing, unsecured, and have no specific terms of repayment.  Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least August 1, 2012 and not to demand repayment of the advances from shareholder before August 1, 2012.  During the three and nine month periods ended July 31, 2011, Andus Inc. advanced an additional $17,500 and $49,500 respectively to the Company.  During the three and nine month periods ended July 31, 2010, Andus Inc. advanced an additional $14,600 and $46,600 respectively to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the three and nine month periods ended July 31, 2011, the Company incurred expenses to Mr. Martin of $1,200 and $3,600 respectively, for services.  During the three and nine month periods ended July 31, 2010, the Company incurred expenses to Mr. Martin of $900 and $3,600 respectively, for services.   An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.	Accounting Pronouncements

All recent accounting pronouncements have been reviewed and are not material to the Company.

5.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the nine months of fiscal year 2011 was $56,110 or $0.06 per share, compared with a net loss of $44,481 or $0.05 per share for the same period last year.

For the nine months of fiscal year 2011, expenses are $12,500 higher and accrued liabilities are $8,333 higher than the same period last year.  This is a result of a special charge for shareholder services by the Company’s stock transfer agent.

No sales were recorded for the Company in the three months of fiscal years 2011 and 2010.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the nine month period, the Company incurred expenses to Mr. Martin  of $3,600 for these services.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,943,500 per 10-K available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded.  These losses expire between 2011 and 2030.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers.  In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until August 1, 2012.

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

File No.	Description
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/Bison Instruments, Inc.

/s/ Barrie Rose
Barrie Rose
Chief Executive Officer

/s/ Eric Sunshine
Eric Sunshine
Chief Financial Officer

Date: August 30, 2011