Form 10-K
period 2011-10-31
BISON INSTRUMENTS INC
filed 2012-03-15
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2011

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

Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1)   YES [x]   NO [  ]  (2) YES   [x]    NO   [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer  [  ]                                                                                     Accelerated filer  [  ]
Non-accelerated filer  [  ] (Do not check if a smaller reporting company) Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12 b-2 of the Exchange Act).   YES [x]   NO [  ]

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2):  $73,115 as of October 31, 2011.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of October 31, 2011, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):   YES [  ]   NO [X]

DOCUMENTS OMMITTED:

PART II, Item 7. Management’s Discussion and Analysis of Plan of Operations
PART II, Item 8. Consolidated Financial Statements
PART II, Item 9a. Controls and Procedures
PART III, Item 14. Principal Accountant Fees and Services

EXPLANATORY NOTE

This annual report on Form 10-K is incomplete because it does not include audited financial statements for the year ended October 31, 2011. The Company’s former independent registered public accounting firm was dismissed effective November 17, 2011. The new independent registered public accountant Michael J. Larsen, CPA resigned on March 14, 2012 and therefore was unable to complete the audit. These events have delayed the preparation of the Company’s audited financials for October 31, 2011. The Company is seeking a new independent registered public accounting firm to complete the required audited financial statements.

Management is working diligently to complete the audit for the October  31, 2011 year end and pursuant to Rule 12b-25(e) the Company is providing the portion of the report that is currently available. We have indicated in this report which disclosure items were omitted. The Company intends to file as soon as practicable an amendment to this report which will include the omitted disclosure items, the audited financial statements and other information for the year ended October 31, 2011.

PART I

Item 1.  Description of Business

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation.  The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income.  In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the “Mu-Meter”).  The sales included the intellectual property and inventory of the product lines.  In the fiscal years 2010 and 2011, the business was commercially inactive.

The Company pays a director to administer its corporate affairs and monitor residual business matters.  During the year the Company paid $4,500 to this director for these services.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.  Andus Inc. has also advanced funds to the Company.

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

Andus Inc., a Delaware corporation, owns 67.05% of the Company.  Andus Inc. is a wholly owned subsidiary of Androcan Inc., a Canadian corporation.  Androcan Inc., directly or indirectly, also owns Pylon Electronics Inc. and Canbar Inc., which are involved in the manufacture and sale of various retail and industrial products.

The Company sends the audited financial statements for each fiscal year-end that are included in the Form 10-K to its security holders. The company also files quarterly and annual reports with the Securities and Exchange Commission.

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

Fiscal Year	High	Low

2010 Q1	$0.20	$0.20
2010 Q2	$0.20	$0.20
2010 Q3	$0.20	$0.20
2010 Q4	$0.18	$0.18
2011 Q1	$0.18	$0.18
2011 Q2	$0.21	$0.18
2011 Q3	$0.30	$0.21
2011 Q4	$0.30	$0.22

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

There are 239 holders of the stock of the company. There are no limits on the company’s ability to pay dividends.  No dividends have been paid in the last two fiscal years.

Item 9.  Changes in and Disagreements with Accountants

On November 17, 2011, Michael J. Larsen was appointed as the independent registered public accountant for Bison Instruments, Inc. for the year  ended October 31, 2011, replacing Eide Bailly, LLP.  On March 14, 2012, Michael J. Larsen resigned as the independent registered public accountant.  The Company is seeking a new independent registered public accountant to complete the required audit.

In connection with the fiscal years 2009 and 2010 or subsequent interim periods, there were no disagreements between Bison and its independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Part III

Item 10.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
DIRECTORS
Name	Age	Positions Held in Bison	Term of Office	Served Since
Fred E. Ross	81	Director and Chief Executive Officer	1 year	2011
Allan D. Erickson	69	Director	1 year	1982
Lawrence M. Martin	70	Director and General Manager	1 year	1998

Fred E. Ross.  Mr. Ross is currently Chairman and Chief Executive Officer of Bison Instruments, Inc.  Mr. Ross is currently the Vice Chairman and a director of Androcan Inc., and Vice-President and a director of Andus Inc.  Mr. Ross is a member of the Audit Committee.  As he is the Chairman and Chief Executive Officer, and a Director of the Company, he is not independent.

Allan D. Erickson.  As well as being a director of Bison Instruments, Inc. since 1992, Mr. Erickson is also the founder and President of Dagan Corporation, and is one of the principal shareholders of Dagan Corporation.

Lawrence M. Martin.  Mr. Martin has been engaged since July 1997 on a contract basis as the Acting General Manager of Bison Instruments, Inc.  Prior to consulting for Bison, he was Vice-President of Marketing for Hitchcock Industries from 1985 to 1997.  Mr. Martin is the Chairman of the Audit Committee.  As he is the Acting General Manager, and a Director of the Company, he is not independent.

None of the directors or officers, or any companies employing them, have been subject to any bankruptcy, or criminal proceedings or are subject to any orders by the civil courts limiting their ability to carry on business or trade in securities.

Allan Erickson, and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2011, which were filed on time.

COMPANY OFFICER
Name	Age	Positions Held in Bison	Term of Office	Served Since
Eric D. Sunshine	63	Chief Financial Officer	1 year	2010

Eric D. Sunshine. Mr. Sunshine has been controller of Bison Instruments, Inc. since 2000 and Chief Financial Officer since 2010.  Mr. Sunshine is also controller of Androcan Inc.

Eric D. Sunshine was required to file an Annual Statement of Change in Beneficial Ownership on Forms 5 by December 15, 2011 which was filed on time.

Item 11.  Executive Compensation.

(a)  Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
Fred E. Ross, Chief Executive Officer	2011	nil	nil	nil	nil		nil	nil

(b)  Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
N/A	-	-	-	-

(c)  Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercis-able	Value of Unexercised In-the-money Options/SARs at FY-End ($) Exercisable/Unexercisable
N/A	-	-	-	-

(d)Long-term Incentive Plans – Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
N/A	-	-	-	-	-

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

Part IV

Item 15.  Financial Statements, Exhibits and Reports

Financial Statements

The audited consolidated financial statements of Bison Instruments, Inc. are not included in this report.

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

Reports on Form 8-K

A report on Form 8-K was filed on November 17, 2011 and amended on November 25, 2011.  This report informed the Commission of a change in the registrant’s certifying accountant.  On November 17, 2011, Michael J. Larsen (“Larsen”) was appointed as the independent registered public accountant for Bison Instruments, Inc. (“Bison”) for the year ended October 31, 2011, replacing Eide Bailly LLP (“Eide Bailly”). This action dismisses Eide Bailly as Bison’s independent registered public accountant for the year ended October 31, 2011. This decision to change independent registered public accountants was approved by the Audit Committee of the Board of Directors on November 17, 2011.

The audit reports of Eide Bailly on the consolidated financial statements of Bison as of and for the years ended October 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

Eide Bailly’s report on the consolidated financial statements of Bison as of and for the year ended October 31, 2010 contained a separate paragraph stating “These consolidated financial statements have been prepared on the going concern  basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of experienced losses and negative cash flows in the current and prior years and has a stockholders’ deficiency.  The application of the going concern basis is dependant on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2011.  Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company.  However, there is no guarantee that management will be successful in their endeavours.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate.  If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

In connection with the audits of the years ended October 31, 2009 and October 31, 2010 and through to November 17, 2011, there were no disagreements between Bison and Eide Bailly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused Eide Bailly to make reference to the subject matter of the disagreement in connection with its report on Bison’s financial statements.

During the two most recent fiscal years and through to November 17, 2011, there were no “reportable events” with respect to Bison as that term is defined in item 304(a)(l)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (“Regulation S-K”).

During the two most recent fiscal years and through to November 17, 2011, Larsen did not consult with Bison regarding any of the matters or events set forth in item 304(a)(2)(i) and (ii) of Regulation S-K.

Bison provided a copy of the foregoing disclosures to Eide Bailly and requested that Eide Bailly furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in this Item 4.01. A copy of that letter furnished in response to that request is filed as Exhibit 16.1 to this Current Report on Form 8-K.

A second report on Form 8-K was filed on December 19, 2011.  This report informed the Commission of the resignation of Barrie D. Rose as Chairman, Chief Executive Officer and Director of Bison Instruments, Inc.  This report informed the Commission of the appointment of Fred E. Ross as Chairman, Chief Executive Officer and Director of Bison Instruments, Inc.

Report on Form 12b-25

A Notification of Late Filing on Form 12b-25 was filed on January 17, 2012.  This report informed the Commission of the 15 day extension for filing the company’s Form 10-K on the prescribed due date of January 29, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/  Bison Instruments Inc.

/s/ Fred E. Ross                               (signature)
Fred E. Ross
Chief Executive Officer, and Director

/s/ Eric D. Sunshine                              (signature)
Eric D. Sunshine
Chief Financial Officer

Date: March 15, 2012

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:  /s/  Bison Instruments Inc.

/s/           Fred E. Ross                            (signature)
Fred E. Ross
Chief Executive Officer, and Director

/s/           Eric D. Sunshine                            (signature)
Eric D. Sunshine
Chief Financial Officer

Date: March 15, 2012