Form 10-Q
period 2012-01-31
BISON INSTRUMENTS INC
filed 2012-03-15
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2012.

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES [x] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of March 14, 2012, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

DOCUMENTS OMMITTED:

PART I, Item 1. Interim Period Consolidated Financial Statements
PART I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART I, Item 4. Controls and procedures

EXPLANATORY NOTE

This quarter report on Form 10-Q is incomplete because it does not include financial statements for the three month period ended January 31, 2012.  The Company’s financial information for the period ended January 31, 2012 is unavailable as of the date of this report due to certain events.  The Company’s former independent registered public accountant was dismissed effective November 17, 2011.  The new independent registered public accountant Michael J. Larsen, CPA resigned on March 14, 2012 and therefore the audit of the financial statements for October 31, 2011 was unable to be completed.  These events have delayed the preparation of the Company’s audited financials for October 31, 2011 and of the unaudited financials for January 31, 2012.  The Company is seeking a new independent registered public accounting firm to complete the required financial statements.

Management is working diligently to complete the financial statements for the October 31, 2011 year and January 31, 2012 period and pursuant to Rule 12b-25(e) the Company is providing the portion of the report that is currently available.  We have indicated in this report which disclosure items have been omitted.  The Company intends to file as soon as practicable an amendment to this report which will include the omitted disclosure items, the financial statements and other information for the three month period ended January 31, 2012.

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

By:     /s/ Bison Instruments, Inc.

/s/ Fred E. Ross                 (Signature)
Fred E. Ross
Chief Executive Officer, and Director

/s/ Eric Sunshine               (Signature)
Eric Sunshine
Chief Financial Officer

Date: March 15, 2012

5