Form 10-K/A
period 2011-10-31
BISON INSTRUMENTS INC
filed 2012-05-11
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2011

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 for the transition period from _____ to _____

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

Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES[x] NO[ ]  (2) YES [x]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12 b-2 of the Exchange Act). YES[x] NO[ ]

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
(Check one):  YES[ ] NO[X]

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

The Company sends out the Form 10-K which includes the audited financial statements for each fiscal year-end to its security holders. The company also files quarterly and annual reports with the Securities and Exchange Commission.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  Except for historical matters, the matters discussed in this Form 10-K/A are forward-looking statements based on current expectations, and involve risks and uncertainties.  Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of Management’s plan to seek other business opportunities including merger opportunities with other businesses which may result in a reverse-take-over of the Company, and the manner in which the Company may participate in such business opportunities.

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

There are 240 holders of the stock of the company. There are no limits on the company’s ability to pay dividends.  No dividends have been paid in the last two fiscal years.

Item 7. Management’s Discussion and Analysis or Plan of Operations.

The net loss for 2011 was $66,434 or $0.07 per share, compared with a loss in 2010 of $52,546 or $0.06 per share.

No sales were recorded for the Company in the fiscal years 2011 and 2010, as a result of Bison being inactive as it sold its product lines in 1999.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.  The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the fiscal year, the Company paid Mr. Martin $4,500 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.  Andus Inc. has also advanced non-interest bearing funds to the Company.

At October 31, 2011, the Company has income tax losses of approximately $1,996,500 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded.  These losses expire between 2012 and 2031.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers.  In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until November 1, 2012.

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
Chanhassen, Minnesota

We have audited the accompanying consolidated balance sheets of Bison Instruments, Inc. (the Company) as of October 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. Bison Instruments, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments, Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP
Minneapolis, Minnesota
May 9, 2012

BISON INSTRUMENTS, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

October 31, 2011 and 2010

	2011	2010

Assets

Cash	$5,009	$2,271
	$5,009	$2,271

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accrued liabilities	$11,809	$2,137

Advances from shareholder (note 3)	373,200	313,700

Stockholders' equity (deficiency):	(380,000)	(313,566)

Going concern uncertainty (note 2)
	$5,009	$2,271

See accompanying notes to consolidated financial statements.

On behalf of the Board:

__________________________ Director

__________________________ Director

BISON INSTRUMENTS, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(Expressed in United States dollars)

Years ended October 31, 2011 and 2010
	Common Stock
	Number of Authorized Shares	Number of Issued Shares	Amount	Additional Paid-in Capital	Deficit	Total
Balance, October 31, 2009	60,000,000	888,180	$88,818	$913,826	$(1,263,664)	$(261,020)
Loss for the year	-	-	-	-	(52,546)	(52,546)
Balance, October 31, 2010	60,000,000	888,180	88,818	913,826	(1,316,210)	(313,566)
Loss for the year	-	-	-	-	(66,434)	(66,434)
Balance, October 31, 2011	60,000,000	888,180	$88,818	$913,826	$(1,382,644)	$(380,000)

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Operations
(Expressed in United States dollars)

Years ended October 31, 2011 and 2010
	2011	2010

Expenses:
Shareholder relations	$28,371	$14,623
Professional fees	28,095	28,421
Management fees	4,500	4,500
Directors’ fees	2,000	2,000
Office and general	3,468	3,002
	66,434	52,546

Loss for the year	$(66,434)	$(52,546)

Basic and diluted earnings (loss) per share	$(0.07)	$(0.06)

Weighted average number of shares	888,180	888,180

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended October 31, 2011 and 2010
	2011	2010

Cash provided by (used in):

Cash flows from operating activities:
Loss for the year	$(66,434)	$(52,546)

Increase (decrease) in accrued liabilities	9,672	(3,226)

Net cash used in operating activities	(56,762)	(55,772)

Financing:
Increase in advances from shareholder	59,500	51,600

Net increase (decrease) in cash	2,738	(4,172)

Cash, beginning of year	2,271	6,443

Cash, end of year	$5,009	$2,271

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended October 31, 2011 and 2010

Bison Instruments, Inc. (the "Company") was engaged in the manufacture and sale of electronic instrumentation.  The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999.  In the fiscal years 2010 and 2011, the business was commercially inactive.  Andus Inc. ("Andus") owns approximately 67.05% of the Company's outstanding common stock.  Andus is a subsidiary of Androcan Inc. of Toronto, Canada.

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

(d) Earnings (loss) per share:

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average shares outstanding during the year.  For each of the years ended October 31, 2011 and 2010 there were no outstanding dilutive securities.  The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

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

(f) Accounting for uncertainty in income taxes:

The Financial Accounting Standards Board has issued guidance on Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006.  The codification code is ASC 740, Income Taxes.  Management concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense as incurred.  The Company is no longer subject to Federal tax examinations by tax authorities for years before 2008 and state examinations for years before 2008.

2.     Going concern uncertainty

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior years and has a stockholders’ deficiency.  The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2012.  Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company.  However, there is no guarantee that management will be successful in their endeavours.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.      Related party transactions:

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company.  The advances are non-interest bearing,  unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least November 1, 2012, and not to demand repayment of the advances from shareholder before November 1, 2012.  During the years ended October 31, 2011 and 2010, Andus Inc. advanced an additional $59,500 and $51,600, respectively.  Subsequent to October 31, 2011, Andus Inc. advanced an additional $31,000 to the Company.

The General manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the year ended October 31, 2011, the Company paid Mr. Martin $4,500 (2010-$4,500) for these services.  At October 31, 2011 and 2010, accrued liabilities included a payable to Mr. Martin in the amount of $300 and $300 respectively.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.      Income taxes:

The Company’s statutory income tax rate is 38.4% (2010, 38.4%).

The tax effects of temporary differences, resulting from net operating loss carryforwards of approximately $1,996,500 (2010 - $1,943,500), that give rise to significant portions of deferred tax assets at October 31, 2011 and 2010 are presented below:

	2011	2010

Expected tax benefit using statutory rates	$(767,000)	$(746,000)
Valuation allowance	767,000	746,000

Deferred tax asset	$--	$--

The current year tax provision  is as follows:

	2011	2010

Expected tax benefit using statutory rates	$25,000	$20,000
Increase in valuation allowance	(25,000)	(20,000)

Current tax expense	$--	$--

Loss carry-forwards expire as follows:

2012	$827,000
2018	649,000
2019	2,000
2020	16,000
2021	47,000
2022	30,000
2023	33,000
2024	32,500
2025	60,000
2026	36,000
2027	44,000
2028	48,000
2029	53,000
2030	53,000
2031	66,000
$1,996,500

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

Item 9.  Changes in and Disagreements with Accountants

On November 17, 2011, Michael J. Larsen (“Larsen”)was appointed as the independent registered public accountant for Bison Instruments, Inc. for the year  ended October 31, 2011, replacing Eide Bailly, LLP. Eide Bailly, LLP was the Company’s independent accountant for the year ended October 31, 2010 and for the three quarters ended January 31, 2011, April 30, 2011 and July 31, 2011.

On March 14, 2012, Larsen resigned as Bison’s independent registered public accountant.  Larsen was engaged to audit the financial statements for the fiscal years ended October 31, 2011 and October 31, 2010, however Larsen did not audit the financial statements for these two fiscal periods, or review the interim financial statements for the period ended January 31, 2012, nor did he issue any reports related to Bison’s financial statements.  As such, Larsen did not issue any reports which contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding March 14, 2012, there were no “reportable events” with respect to Bison.  Also, there were no disagreements on any matter of accounting principles or practices, or financial statement disclosure, however, there was a disagreement between Bison and Larsen on a matter of Larsen’s auditing procedures during the two fiscal years ended October 31, 2011 and 2010 and the subsequent interim period preceding the date of resignation that Bison disagrees with.  On March 14, 2012 Larsen advised Bison that he no longer wished to continue as Bison’s independent registered public accounting firm as he had received evidence on March 14, 2012 that “the Company had interfered with (his) confirmation procedures”.

As Larsen did not provide any written details of the interference to Bison, the company assumed that Larsen was referring to minor issues with the confirmations.  Bison views these issues as minor clerical errors and not as interference with Larsen’s auditing scope or procedure Bison disagrees with Larsen’s claim.

On April 10, 2012 Eide Bailly, LLP was appointed as the independent registered public accountants for Bison Instruments, Inc. for the year ended October 31, 2011 and for the interim period of January 31, 2012.

In connection with the audits of the years ended October 31, 2009 and October 31, 2010 and of the review of the three quarter reports dated January 31, 2011, April 30, 2011 and July 31, 2011 and through to April 10, 2012, there were no disagreements or reportable events between Bison and Eide Bailly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

In connection with the two most recent fiscal years or subsequent interim periods, there were no disagreements between Bison and its independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

There was a reportable event between Bison and Larsen that Bison disagrees with. On March 14, 2012 Larsen advised Bison he no longer wished to continue as Bison’s independent registered public accountant as he had received evidence the “the Company had interfered with (his) confirmation procedures”. Bison viewed these issues as minor clerical errors and not as interference with Larsen’s auditing scope or procedure.

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

(4) This annual report does not include an attestation report of the Company’s registered public accountant regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accountant pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Lawrence M. Martin is the Chairman of the Audit Committee.  As he is Acting General Manager, and a Director of the Company, he is not independent.

COMPANY OFFICER

Name	Age	Positions Held in Bison	Term of Office	Served Since
Eric D. Sunshine	63	Chief Financial Officer	1 year	2010

Eric D. Sunshine. Mr. Sunshine has been controller of Bison Instruments, Inc. since 2000 and Chief Financial Officer since 2010.  Mr. Sunshine is also controller of Androcan Inc.

Eric D. Sunshine was required to file an Annual Statement of Change in Beneficial Ownership on Forms 5 by December 15, 2011 which was filed on time.

Item 11.  Executive Compensation.

(a)  Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
Fred E. Ross, Chief Executive Officer	2011	nil	nil	nil	nil	nil	nil	nil

(b)  Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
N/A	-	-	-	-

(c)  Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-money Options/SARs at FY-End ($)

			Exercisable/Unexercisable	Exercisable/Unexercisable
N/A	-	-	-	-

(d)  Long-term Incentive Plans – Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
N/A	-	-	-	-	-

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

October 31, 2010 October 31, 2011 - estimated	$20,805 $20,600

(2) Audit - Related Fees

N/A

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are:

October 31, 2010 October 31, 2011 - estimated	$3,650 $3,700

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

Exhibit No.                                Description

101.INS**                                XBRL Instance

101.SCH**                                XBRL Taxonomy Extension Schema

101.CAL**                                XBRL Taxonomy Extension Calculation

101.DEF**                                XBRL Taxonomy Extension Definition

101.LAB**                                XBRL Taxonomy Extension Labels

101.PRE**                                XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Reports on Form 8-K

A report on Form 8-K was filed on November 17, 2011 and amended on November 25, 2011.  This report informed the Commission of a change in the registrant’s certifying accountant.  On November 17, 2011, Michael J. Larsen, CPA was appointed as the independent registered public accountant for Bison Instruments, Inc. for the year ended October 31, 2011, replacing Eide Bailly LLP. This action dismissed Eide Bailly LLP as Bison’s independent registered public accountant for the year ended October 31, 2011. This decision to change the independent registered public accountant was approved by the Audit Committee of the Board of Directors on November 17, 2011.

A second report on Form 8-K was filed on December 19, 2011.  This report informed the Commission of the resignation of Barrie D. Rose as Chairman, Chief Executive Officer and Director of Bison Instruments, Inc.  This report informed the Commission of the appointment of Fred E. Ross as Chairman, Chief Executive Officer and Director of Bison Instruments, Inc.

A third report on Form 8-K was filed on March 20, 2012 with amendments on March 29, 2012 and April 5, 2012.  This report informed the Commission that on April 10, 2012, Michael J. Larsen, CPA resigned as Bison’s independent registered public account.

A fourth report on Form 8-K was filed on April 12, 2012.  This report informed the Commission that on April 10, 2012, Eide Bailly LLP was appointed as the independent registered public accountant for Bison Instruments, Inc. for the year ended October 31, 2011 and of the interim period ended January 31, 2012.

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

Date: May 9, 2012

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

Date: May 9, 2012