Form 10-Q/A
period 2012-01-31
BISON INSTRUMENTS INC
filed 2012-05-11
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2012.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

Commission File number 000-27297

Bison Instruments, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Vasserman Trail, Chanhassen, MN	55317
(Address of principal executive office)	(Zip Code)

(952) 938-1055

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO[ ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES [x] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of April 25, 2012, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1.  Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	January 31	October 31
	2012	2011
	(unaudited)

ASSETS
Cash	$2,992	$5,009
	$2,992	$5,009

CURRENT LIABILITIES
Accrued liabilities	$7,879	$11,809

Advances from shareholder (note 3)	384,200	373,200
	392,079	385,009

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,391,731)	(1,382,644)
	(389,087)	(380,000)
	$2,992	$5,009

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
 (unaudited)

	Three Months Ended January 31
	2012	2011

Expenses
Professional fees	$3,504	$15,740
Shareholder relations	3,948	15,654
Management fees	1,200	1,200
Office and general	435	473
	9,087	33,067

Loss for the period	(9,087)	(33,067)

Deficit, beginning of period	(1,382,644)	(1,316,210)

Deficit, end of period	$(1,391,731)	$(1,349,277)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.04)

Weighted average number of shares	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Three months Ended January 31
	2012	2011

Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(9,087)	$(33,067)

Increase (decrease)in:
Accrued liabilities	(3,930)	28,308
Net cash used in operating activities	(13,017)	(4,759)
Financing:
Increase in advances from shareholder	11,000	17,000

Net increase (decrease) in cash	(2,017)	12,241

Cash, beginning of period	5,009	2,271

Cash, end of period	$2,992	$14,512

See accompanying notes to the unaudited interim period consolidated financial statements.

Notes to interim period consolidated financial statements:

1.    Significant Accounting Policies

The unaudited interim period consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial statements.

The financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year-ended October 31, 2011.

In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company.  Adjustments are of normal recurring nature.

2.    Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency.  The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until February 1, 2013  Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company.  However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate.  If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.     Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company.  The advances are non-interest bearing, unsecured, and have no specific terms of repayment.  Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least February 1, 2013 and not to demand repayment of the advances from shareholder before February 1, 2013.  During the three month period ended January 31, 2012, Andus Inc. advanced an additional $11,000 to the Company.  Subsequent to January 31, 2012, Andus Inc. advanced an additional $20,000 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the period ended January 31, 2012, the Company incurred expenses to Mr. Martin of $1,200 for these services.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.     Accounting Pronouncements:

All recent accounting pronouncements have been reviewed and are not material to the Company.

5.     Subsequent Events:

Management evaluated subsequent events through the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the three months of fiscal year 2012 was $9,087 or $(0.01) per share, compared with a net loss of $33,067 or $0.04 per share for the same period last year.

Professional fees and shareholder relations expenses normally incurred in the first quarter of the current fiscal year were incurred in the second quarter of the current fiscal year.

No sales were recorded for the Company in the three months of fiscal years 2012 and 2011.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the period ended January 31, 2012, the Company incurred expenses to Mr. Martin  of $1,200 for these services.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,996,500 per 10-K/A available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded.  These losses expire between 2012 and 2031.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers.  In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until February 1, 2013.

Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses which may result in a reverse-take-over of the Company.  However, there is no guarantee that management will be successful in their endeavours.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  Except for historical matters, the matters discussed in this Form 10-Q/A are forward-looking statements based on current expectations, and involve risks and uncertainties.  Forward-looking statements include, but are not limited to, the operation of the business and to statements regarding the general description of Management’s plan to seek other business opportunities including merger opportunities with other businesses which may result in a reverse-take-over of the Company, and the manner in which the Company may participate in such business opportunities.

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

By:           /s/   Bison Instruments, Inc.

/s/Fred E. Ross                    (Signature)
Fred E. Ross
Chief Executive Officer, and Director

/s/Eric Sunshine                  (Signature)
Eric Sunshine
Chief Financial Officer

Date: May 9, 2012