Form 10-Q
period 2012-04-30
BISON INSTRUMENTS INC
filed 2012-06-08
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2012.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________to_________________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2012, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1.  Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	April 30 2012	October 31 2011
	(unaudited)

ASSETS
Cash	$1,452	$5,009
	$1,452	$5,009

CURRENT LIABILITIES
Accrued liabilities	$21,049	$11,809

Advances from shareholder (note 3)	404,200	373,200
	425,249	385,009
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,426,441)	(1,382,644)
	(423,797)	(380,000)
	$1,452	$5,009

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(unaudited)

	6 Months Ended April 30		3 Months Ended April 30
	2012	2011	2012	2011

Expenses
Professional fees	$30,148	$19,845	$26,644	$4,105
Shareholder relations	7,947	20,451	3,999	4,797
Management fees	2,700	2,400	1,500	1,200
Directors fees	0	2,000	0	2,000
Office and general	3,002	1,118	2,567	645
	43,797	45,814	34,710	12,747

Loss for the period	(43,797)	(45,814)	(34,710)	(12,747)

Deficit, beginning of period	(1,382,644)	(1,316,210)	(1,391,731)	(1,349,277)

Deficit, end of period	$(1,426,441)	$(1,362,024)	$(1,426,441)	$(1,362,024)

Basic and diluted earnings (loss) per share	$(0.05)	$(0.05)	$(0.04)	$(0.01)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Six months Ended April 30
	2012	2011

Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(43,797)	$(45,814)

Increase in:
Accrued liabilities	9,240	13,921
Net cash used in operating activities	(34,557)	(31,893)
Financing:
Increase in advances from shareholder	31,000	32,000

Net increase (decrease) in cash	(3,557)	107

Cash, beginning of period	5,009	2,271

Cash, end of period	$1,452	$2,378

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

2.   Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency.  The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until May 1, 2013.  Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company.  However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate.  If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.   Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company.  The advances are non-interest bearing, unsecured, and have no specific terms of repayment.  Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least May 1, 2013, and not to demand repayment of the advances from shareholder before      May 1, 2013.  During the three and six month periods ended April 30, 2012, Andus Inc. advanced an additional $20,000 and $31,000 respectively to the Company. During the three and six month periods ended April 30, 2011, Andus Inc. advanced an additional $15,000 and $32,000 respectively to the Company. Subsequent to April 30, 2012, Andus Inc. advanced an additional $30,000 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the three and six month periods ended April 30, 2012 the Company incurred expenses to Mr. Martin of $1,500 and $2,700 respectively, for these services. During the three and six month periods ended April 30, 2011 the Company incurred expenses to Mr. Martin of $1,200 and $2,400 respectively, for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.   Accounting Pronouncements
All recent accounting pronouncements have been reviewed and are not material to the company.

5.   Subsequent Events
Management has evaluated subsequent events through the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the six months of fiscal year 2012 was $43,797 or $0.05 per share, compared with a net loss of $45,814 or $0.05 per share for the same period last year.

Accrued liabilities at April 30, 2012 are approximately $9,000 higher than accrued liabilities at October 31, 2011 as professional fees related to the October 31, 2011 year end were accrued in the second quarter of the current fiscal year.

No sales were recorded for the Company in the six months of fiscal years 2012 and 2011.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the period ended April 30, 2012, the Company incurred expenses to Mr. Martin  of $2,700 for these services.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,996,500 per 10-K/A available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded.  These losses expire between 2012 and 2031.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers.  In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until May 1, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           During the period covered by this report, theregistrant did not sell any equity securities thatwere not registered under the Securities Act.
(b)           N/A
(c)           During the quarter covered by this report, theregistrant did not purchase any equity securities.

Item 3.  Defaults Upon Senior Securities

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the issuer.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the second quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

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
* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: June 8, 2012