Form 10-Q
period 2012-07-31
BISON INSTRUMENTS INC
filed 2012-09-11
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period endedJuly 31, 2012.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File number 000-27297

Bison Instruments, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	E41-0947661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7725 Vasserman Trail, Chanhassen, MN		55317
(Address of principal executive office)		(Zip Code)

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
Non-acceleratedfiler [ ](Do not check if a smaller reportingcompany)
Smaller reporting company [x]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES [x] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2012, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1.  Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	July 31 2012 (unaudited)	October 31 2011

ASSETS
Cash	$1,401	$5,009
	$1,401	$5,009

CURRENT LIABILITIES
Accrued liabilities	$7,947	$11,809

Advances from shareholder (note 3)	434,200	373,200
	442,147	385,009
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,443,390)	(1,382,644)
	(440,746)	(380,000)
	$1,401	$5,009

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(unaudited)
	9 Months Ended July 31		3 Months Ended July 31
	2012	2011	2012	2011

Expenses
Professional fees	$33,948	$24,260	$3,800	$4,415
Shareholder relations	16,687	24,549	8,740	4,098
Management fees	4,350	3,600	1,650	1,200
Directors fees	2,000	2,000	2,000	-
Office and general	3,761	1,701	759	583
	60,746	56,110	16,949	10,296

Loss for the period	(60,746)	(56,110)	(16,949)	(10,296)

Deficit, beginning of period	(1,382,644)	(1,316,210)	(1,426,441)	(1,362,024)

Deficit, end of period	$(1,443,390)	$(1,372,320)	$(1,443,390)	$(1,372,320)

Basic and diluted earnings (loss) per share	$(0.07)	$(0.06)	$(0.02)	$(0.01)

Weighted average number of shares	888,180	888,180	888,180	888,180
See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine months Ended July 31

	2012	2011

Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(60,746)	$(56,110)

Increase (decrease) in:
Accrued liabilities	(3,862)	9,191
Net cash used in operating activities	(64,608)	(46,919)
Financing:
Increase in advances from shareholder	61,000	49,500

Net increase (decrease) in cash	(3,608)	2,581

Cash, beginning of period	5,009	2,271

Cash, end of period	$1,401	$4,852

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

2.     Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency.  The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until August 1, 2013.  Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company.  However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate.  If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.     Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company.  The advances are non-interest bearing, unsecured, and have no specific terms of repayment.  Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least August 1, 2013, and not to demand repayment of the advances from shareholder before      August 1, 2013.  During the three and nine month periods ended July 31, 2012, Andus Inc. advanced an additional $30,000 and $61,000 respectively to the Company. During the three and nine month periods ended July 31, 2011, Andus Inc. advanced an additional $17,500 and $49,500 respectively to the Company. Subsequent to July 31, 2012, Andus Inc. advanced an additional $12,000 to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the three and nine month periods ended July 31, 2012 the Company incurred expenses to Mr. Martin of $1,650 and $4,350 respectively, for these services. During the three and nine month periods ended July 31, 2011 the Company incurred expenses to Mr. Martin of $1,200 and $3,600 respectively, for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.     Accounting Pronouncements
All recent accounting pronouncements have been reviewed and are not material to the company.

5.     Subsequent Events
Management has evaluated subsequent events through the date the financial statements were issued.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the nine months of fiscal year 2012 was $60,746 or $0.07 per share, compared with a net loss of $56,110 or $0.06 per share for the same period last year.

No sales were recorded for the Company in the nine months of fiscal years 2012 and 2011.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the period ended July 31, 2012, the Company incurred expenses to Mr. Martin  of $4,350 for these services.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,996,500 per 10-K/A available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded.  These losses expire between 2012 and 2031.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers.  In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until August 1, 2013.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual General meeting of the shareholders of the Company was held in the third quarter of the fiscal year covered by this report.  The security holders voted on and approved the re-election of all incumbent directors and approved Eide Bailly LLP as the Company’s auditors.

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

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the SecuritiesExchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: September 11, 2012