Form 10-K
period 2012-10-31
BISON INSTRUMENTS INC
filed 2013-01-25
CIK 1093683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2012

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
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer  [ ]                                                                                     Accelerated filer  [ ]
Non-accelerated filer  [ ] (Do not check if a smaller reporting company)Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12 b-2 of the Exchange Act). YES[x] NO[ ]

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2):  $87,738 as of October 31, 2012.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of October 31, 2012, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):  YES[ ] NO[X]

PART I

Item 1.  Description of Business

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation.  The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income.  In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the “Mu-Meter”).  The sales included the intellectual property and inventory of the product lines.  In the fiscal years 2011 and 2012, the business was commercially inactive.

The Company pays a director to administer its corporate affairs and monitor residual business matters.  During the year the Company paid $5,250 to this director for these services.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.  Andus Inc. has also advanced funds to the Company.

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

Fiscal Year	High	Low

2011 Q1	$0.18	$0.18
2011 Q2	$0.21	$0.18
2011 Q3	$0.30	$0.21
2011 Q4	$0.30	$0.22
2012 Q1	$0.36	$0.25
2012 Q2	$0.50	$0.30
2012 Q3	$0.30	$0.30
2012 Q4	$0.30	$0.30

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

There are 237 holders of the stock of the company. There are no limits on the company’s ability to pay dividends.  No dividends have been paid in the last two fiscal years.

Item 7. Management’s Discussion and Analysis or Plan of Operations.

The net loss for 2012 was $70,593 or $0.08 per share, compared with a loss in 2011 of $66,434 or $0.07 per share.

No sales were recorded for the Company in the fiscal years 2012 and 2011, as a result of Bison being inactive as it sold its product lines in 1999.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.  The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the fiscal year, the Company paid Mr. Martin $5,250 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.  Andus Inc. has also advanced non-interest bearing funds to the Company.

At October 31, 2012, the Company has income tax losses of approximately $1,240,500 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded.  These losses expire between 2018 and 2032.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers.  In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until November 1, 2013.

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
Chanhassen, Minnesota

We have audited the accompanying consolidated balance sheets of Bison Instruments, Inc. (the Company) as of October 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. Bison Instruments, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments, Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Eide Bailly LLP
Minneapolis, Minnesota
January 24, 2013

BISON INSTRUMENTS, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

October 31, 2012 and 2011

	2012	2011

Assets

Cash	$1,024	$5,009
	$1,024	$5,009

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accrued liabilities	$5,417	$11,809

Advances from shareholder (note 3)	446,200	373,200

Stockholders' equity (deficiency):	(450,593)	(380,000)

Going concern uncertainty(note 2)
	$1,024	$5,009

See accompanying notes to consolidated financial statements.

On behalf of the Board:

__________________________                             Director

__________________________                             Director

BISON INSTRUMENTS, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(Expressed in United States dollars)

Years ended October 31, 2012 and 2011

	Common Stock
	Number of Authorized Shares	Number of Issued Shares	Amount	Additional Paid-in Capital	Deficit	Total
Balance, October 31, 2010	60,000,000	888,180	$88,818	$913,826	$(1,316,210)	$(313,566)
Loss for the year	-	-	-	-	(66,434)	(66,434)
Balance, October 31, 2011	60,000,000	888,180	88,818	913,826	(1,382,644)	(380,000)
Loss for the year	-	-	-	-	(70,593)	(70,593)
Balance, October 31, 2012	60,000,000	888,180	$88,818	$913,826	$(1,453,237)	$(450,593)

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Operations
(Expressed in United States dollars)

Years ended October 31, 2012 and 2011
	2012	2011

Expenses:
Shareholder relations	$19,537	$28,371
Professional fees	39,589	28,095
Management fees	5,250	4,500
Directors’ fees	2,000	2,000
Office and general	4,217	3,468
	70,593	66,434

Loss for the year	$(70,593)	$(66,434)

Basic and diluted earnings (loss) per share	$(0.08)	$(0.07)

Weighted average number of shares	888,180	888,180

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended October 31, 2012 and 2011
	2012	2011

Cash provided by (used in):

Cash flows from operating activities:
Loss for the year	$(70,593)	$(66,434)

Increase (decrease) in accrued liabilities	(6,392)	9,672

Net cash used in operating activities	(76,985)	(56,762)

Financing:
Increase in advances from shareholder	73,000	59,500

Net increase (decrease) in cash	(3,985)	2,738

Cash, beginning of year	5,009	2,271

Cash, end of year	$1,024	$5,009

See accompanying notes to consolidated financial statements.

BISON INSTRUMENTS, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended October 31, 2012 and 2011

Bison Instruments, Inc. (the "Company") was engaged in the manufacture and sale of electronic instrumentation.  The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999.  In the fiscal years 2011 and 2012, the business was commercially inactive.  Andus Inc. ("Andus") owns approximately 67.05% of the Company's outstanding common stock.  Andus is a subsidiary of Androcan Inc. of Toronto, Canada.

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

         (d) Earnings (loss) per share:

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average shares outstanding during the year.  For each of the years ended October 31, 2012 and 2011 there were no outstanding dilutive securities.  The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

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

         (f) Accounting for uncertainty in income taxes:

The Company has taken no uncertain tax positions that require adjustments to the financial statements. The Company will recognize future accrued interest and penalties related to unrecognized tax positions in income tax expense as incurred.  The Company is no longer subject to Federal tax examinations by tax authorities for years before 2009 and state examinations for years before 2009.

2.    Going concern uncertainty

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.  There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior years and has a stockholders’ deficiency.  The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until November 1, 2013.  Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the Company.  However, there is no guarantee that management will be successful in their endeavours.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.    Related party transactions:

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company.  The advances are non-interest bearing,  unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least November 1, 2013, and not to demand repayment of the advances from shareholder before November 1, 2013.  During the years ended October 31, 2012 and 2011, Andus Inc. advanced an additional $73,000 and $59,500, respectively.  Subsequent to October 31, 2012, Andus Inc. advanced an additional $20,000 to the Company.

The General manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters.  During the year ended October 31, 2012, the Company paid Mr. Martin $5,250 (2011-$4,500) for these services.  At October 31, 2012 and 2011, accrued liabilities included a payable to Mr. Martin in the amount of $300 and $300 respectively.  An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin.  An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.     Income taxes:

The Company’s statutory income tax rate is 38.4% (2011, 38.4%).

The tax effects of temporary differences, resulting from net operating loss carryforwards of approximately $1,240,500 (2011 - $1,996,500), that give rise to significant portions of deferred tax assets are approximately $476,000 (2011 - $767,000).  In 2012, the valuation allowance decreased approximately $291,000, composed of increases to allowances due to net operating loss carryforwards and to decreases due to expiration of net operating loss carryforwards.  The details at October 31, 2012 and 2011 are presented as follows:

	2012	2011

Expected tax benefit using statutory rates	$(476,000)	$(767,000)
Valuation allowance	476,000	767,000

Deferred tax asset	$--	$--

The current year tax provision is as follows:

	2012	2011

Expected tax benefit using statutory rates	$27,000	$25,000
Increase in valuation allowance	(27,000)	(25,000)

Current tax expense	$--	$--
Loss carry-forwards expire as follows:

2018	$649,000
2019	2,000
2020	16,000
2021	47,000
2022	30,000
2023	33,000
2024	32,500
2025	60,000
2026	36,000
2027	44,000
2028	48,000
2029	53,000
2030	53,000
2031	66,000
2032	71,000
$1,240,500

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

On March 14, 2012, Larsen resigned as Bison’s independent registered public accountant.  Larsen was engaged to audit the financial statements for the fiscal years ended October 31, 2011 and 2010, however Larsen did not audit the financial statements for these two fiscal periods, or review the interim financial statements for the period ended January 31, 2012, nor did he issue any reports related to Bison’s financial statements.  As such, Larsen did not issue any reports which contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two recent fiscal years ended October 31, 2011 and 2010 and the subsequent interim period preceding March 14, 2012, there was a reportable event between Bison and Larsen that Bison disagrees with. On March 14, 2012 Larsen advised Bison that he no longer wished to continue as Bison’s independent registered public accountant as he had received evidence that “the Company had interfered with (his) confirmation procedures”. Bison viewed these issues as minor clerical errors and not as interference with Larsen’s auditing scope or procedure.

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

In connection with the audits of the years ended October 31, 2010 and 2009 and of the review of the three quarter reports dated January 31, 2011, April 30, 2011 and July 31, 2011 and through to April 10, 2012, there were no disagreements or reportable events between Bison and Eide Bailly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

In connection with the two most recent fiscal years ended October 31, 2012 and 2011 or subsequent interim periods, there were no disagreements or reportable events between Bison and Eide Bailly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Item 9a(T).Controls and procedures:

(a)           Management’s Annual Report on Internal Control Over Financial Reporting

(1) Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

(2) Management designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under its supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements based on the framework inInternal Control-Integrated Framework issued by the Committee ofSponsoring Organizations of the Treadway Commission (“COSO”) and in accordance with US generally accepted accounting principles.

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

Part III

Item 10.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
DIRECTORS
Name	Age	Positions Held in Bison	Term of Office	Served Since
Fred E.Ross	82	Director and Chief Executive Officer	1 year	2011
Allan D. Erickson	70	Director	1 year	1982
Lawrence M. Martin	71	Director and General Manager	1 year	1998

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

Allan Erickson, Fred E. Ross and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2012, which were filed on time.

Lawrence M. Martin is the Chairman of the Audit Committee.  As he is Acting General Manager, and a Director of the Company, he is not independent.

COMPANY OFFICER
Name	Age	Positions Held in Bison	Term of Office	Served Since
Eric D.Sunshine	64	Chief Financial Officer	1 year	2010

Eric D. Sunshine. Mr. Sunshine has been controller of Bison Instruments, Inc. since 2000 and Chief Financial Officer since 2010.  Mr. Sunshine is also controller of Androcan Inc.

Eric D. Sunshine was required to file an Annual Statement of Change in Beneficial Ownership on Forms 5 by December 15, 2012 which was filed on time.

Item 11.  Executive Compensation.

(a)  Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
Fred E. Ross, Chief Executive Officer	2012	nil	nil	nil	nil	nil	nil	nil

(b)  Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
N/A	-	-	-	-

(c)  Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-money Options/SARs at FY-End ($)
			Exercisable/Unexercis-able	Exercisable/Unexercisable
N/A	-	-	-	-

(d)Long-term Incentive Plans – Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

N/A	-	-	-	-	-

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

October 31, 2011	$24,238
October 31, 2012 - estimated	$22,800

(2) Audit - Related Fees
N/A

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are:

October 31, 2011	$1,500
October 31, 2012 - estimated	$2,000

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

Exhibit No.	Description
14	Bison Instruments, Inc. Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: January 24, 2013

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

Date: January 24, 2013