Form 10-Q
period 2013-04-30
BISON INSTRUMENTS INC
filed 2013-06-10
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2013.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of May 22, 2013, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1. Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	April 30 2013 (unaudited)	October 31 2012

ASSETS
Cash	$8,095	$1,024
	$8,095	$1,024

CURRENT LIABILITIES
Accrued liabilities	$3,703	$5,417

Advances from shareholder (note 3)	491,200	446,200
	494,903	451,617
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,489,452)	(1,453,237)
	(486,808)	(450,593)
	$8,095	$1,024

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(unaudited)

	6 Months Ended April 30		3 Months Ended April 30
	2013	2012	2013	2012

Expenses
Professional fees	$19,258	$30,148	$7,533	$26,644
Shareholder relations	11,925	7,947	5,715	3,999
Management fees	2,700	2,700	900	1,500
Directors fees	0	0	0	0
Office and general	2,332	3,002	1,875	2,567
	36,215	43,797	16,023	34,710

Loss for the period	(36,215)	(43,797)	(16,023)	(34,710)

Deficit, beginning of period	(1,453,237)	(1,382,644)	(1,473,429)	(1,391,731)

Deficit, end of period	$(1,489,452)	$(1,426,441)	$(1,489,452)	$(1,426,441)

Basic and diluted earnings (loss) per share	$(0.04)	$(0.05)	$(0.02)	$(0.04)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended April 30
	2013	2012

Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(36,215)	$(43,797)

Increase (decrease) in:
Accrued liabilities	(1,714)	9,240
Net cash used in operating activities	(37,929)	(34,557)
Financing:
Increase in advances from shareholder	45,000	31,000

Net increase (decrease) in cash	7,071	(3,557)

Cash, beginning of period	1,024	5,009

Cash, end of period	$8,095	$1,452

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

2.  Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures until May 1, 2014. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.  Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least May 1, 2014 and not to demand repayment of the advances from shareholder before May 1, 2014. During the three and six month periods ended April 30, 2013, Andus Inc. advanced an additional $25,000 and $45,000 respectively to the Company. During the three and six month periods ended April 30, 2012, Andus Inc. advanced an additional $20,000 and $31,000 respectively to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the three and six month periods ended April 30, 2013 the Company incurred expenses to Mr. Martin of $900 and $2,700 respectively, for these services. During the three and six month periods ended April 30, 2012 the Company incurred expenses to Mr. Martin of $1,500 and $2,700 respectively, for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.Accounting Pronouncements

All recent accounting pronouncements have been reviewed and are not material to the company.

5.Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the six months of fiscal year 2013 was $36,215 or $0.04 per share, compared with a net loss of $43,797 or $0.05 per share for the same period last year.

No sales were recorded for the Company in the six months of fiscal years 2013 and 2012.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period ended April 30, 2013, the Company incurred expenses to Mr. Martin of $2,700 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,240,500 per 10-K available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2018 and 2032.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditure until May 1, 2014.

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

PART II

Item 1. Legal Proceedings.

The Company is not presently party to any pending legal proceeding, and its property is not the subject of any pending legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this report, the registrant did not sell any equity securities thatwere not registered under the Securities Act.
(b)	N/A
(c)	During the quarter covered by this report, the registrant did not purchase any equity securities.

Item 3. Defaults Upon Senior Securities

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the issuer.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual General meeting of the shareholders of the Company was held in the second quarter of the fiscal year covered by this report. The security holders voted on and approved the reelection of all incumbent directors and approved Eide Bailly LLP as the Company’s auditors.

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

Date: June 7, 2013