Form 10-Q
period 2013-07-31
BISON INSTRUMENTS INC
filed 2013-09-12
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 31, 2013.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of August 23, 2013, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

PART I

Item 1.   Interim Period Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	July 31 2013 (unaudited)	October 31 2012

ASSETS
Cash	$11,320	$1,024
	$11,320	$1,024

CURRENT LIABILITIES
Accrued liabilities	$6,772	$5,417

Advances from shareholder (note 3)	501,200	446,200
	507,972	451,617
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock	88,818	88,818
Additional paid in capital	913,826	913,826
Deficit	(1,499,296)	(1,453,237)
	(496,652)	(450,593)
	$11,320	$1,024

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(unaudited)

	9 Months Ended July 31		3 Months Ended July 31
	2013	2012	2013	2012

Expenses
Professional fees	$22,858	$33,948	$3,600	$3,800
Shareholder relations	14,797	16,687	2,872	8,740
Management fees	3,600	4,350	900	1,650
Directors fees	2,000	2,000	2,000	2,000
Office and general	2,804	3,761	472	759
	46,059	60,746	9,844	16,949

Loss for the period	(46,059)	(60,746)	(9,844)	(16,949)

Deficit, beginning of period	(1,453,237)	(1,382,644)	(1,489,452)	(1,426,441)

Deficit, end of period	$(1,499,296)	$(1,443,390)	$(1,499,296)	$(1,443,390)

Basic and diluted earnings (loss) per share	$(0.05)	$(0.07)	$(0.01)	$(0.02)

Weighted average number of shares	888,180	888,180	888,180	888,180

See accompanying notes to the unaudited interim period consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended July 31
	2013	2012

Cash provided by (used in):

Cash flows from operating activities:
Loss for the period	$(46,059)	$(60,746)

Increase (decrease) in:
Accrued liabilities	1,355	(3,862)
Net cash used in operating activities	(44,704)	(64,608)
Financing:
Increase in advances from shareholder	55,000	61,000

Net increase (decrease) in cash	10,296	(3,608)

Cash, beginning of period	1,024	5,009

Cash, end of period	$11,320	$1,401

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

2.   Going Concern Uncertainty

These interim period consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses and negative cash flows in the current and prior periods and has a stockholders’ deficiency. The application of the going concern basis is dependent on the continued support of Andus Inc., the majority shareholder, who has committed to support the Company financially for its normal management and corporate expenses at levels of present expenditures up to May 1, 2014. Past practice has been to extend the committed support for one fiscal year from the balance sheet date. Currently, the commitment is until May 1, 2014. Management continues to pursue other business opportunities for the Company including merger opportunities with other businesses, which may result in a reverse-take-over of the company. However, there is no guarantee that management will be successful in their endeavours.

These interim period consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets, the reported revenues and expenses, and the balance sheet classifications used.

3.   Related Party Transactions

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures up to May 1, 2014, and not to demand repayment of the advances from shareholder before May 1, 2014. During the three and nine month periods ended July 31, 2013 Andus Inc. advanced an additional $10,000 and $55,000 respectively to the Company. During the three and nine month periods ended July 31, 2012, Andus Inc. advanced an additional $30,000 and $61,000 respectively to the Company.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the three and nine month periods ended July 31, 2013 the Company incurred expenses to Mr. Martin of $900 and $3,600 respectively, for these services. During the three and nine month periods ended July 31, 2012 the Company incurred expenses to Mr. Martin of $1,650 and $4,350 respectively, for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.   Accounting Pronouncements

All recent accounting pronouncements have been reviewed and are not material to the company.

5.   Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the nine months of fiscal year 2013 was $46,059 or $0.05 per share, compared with a net loss of $60,746 or $0.07 per share for the same period last year.

No sales were recorded for the Company in the nine months of fiscal years 2013 and 2012.

The sale by Bison of its product lines in prior years has essentially rendered Bison inactive.

The General Manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the period ended July 31, 2013, the Company incurred expenses to Mr. Martin of $3,600 for these services. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

The Company has income tax losses of approximately $1,240,500 per 10-K available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2018 and 2032.

The Company has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. In this regard, Andus Inc., the majority shareholder has committed to support the Company for its normal management and corporate expenses at levels of present expenditures up to May 1, 2014. Past practice has been to extend the committed support for one fiscal year from the balance sheet date. Currently, the commitment is until May 1, 2014.

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

Date: September 12, 2013