Form 10-K
period 2013-10-31
BISON INSTRUMENTS INC
filed 2014-01-27
CIK 1093683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 31, 2013.

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

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2): $87,738 as of October 31, 2013.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2013, the Issuer had 888,180 shares of common stock, par value $0.10, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   YES[ ]   NO[X]

PART I

Item 1.    Description of Business

The Company was incorporated under the laws of the State of Minnesota on January 18, 1968.

The Company has not been subject to any bankruptcy, receivership or similar proceedings.

The Company was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999 and in the fiscal year 2000 made sales of residual seismic product inventory on hand and interest income. In June 1998, Bison sold its seismic product lines, and in November 1998, Bison sold its Airport Runway Friction Measurement System (the “Mu-Meter”). The sales included the intellectual property and inventory of the product lines. In the fiscal years 2012 and 2013, the business was commercially inactive.

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

Fiscal Year	High	Low

2012 Q1	$0.36	$0.25
2012 Q2	$0.50	$0.30
2012 Q3	$0.30	$0.30
2012 Q4	$0.30	$0.30
2013 Q1	$0.23	$0.20
2013 Q2	$0.23	$0.20
2013 Q3	$0.25	$0.17
2013 Q4	$0.30	$0.22

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

There are 236 holders of the stock of the company. There are no limits on the company’s ability to pay dividends. No dividends have been paid in the last two fiscal years.

Item 7.    Management’s Discussion and Analysis or Plan of Operations.

The net loss for 2013 was $60,965 or $0.07 per share, compared with a loss in 2012 of $70,593 or $0.08 per share.

No sales were recorded for the Company in the fiscal years 2013 and 2012, as a result of Bison being inactive as it sold its product lines in 1999.

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

At October 31, 2013, the Company has income tax losses of approximately $1,301,500 available for carry forwards, which may be used to reduce future years’ taxable income and for which the benefit has not been recorded. These losses expire between 2018 and 2033.

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

Item 8.    Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Bison Instruments, Inc.

Chanhassen, Minnesota

We have audited the accompanying consolidated balance sheets of Bison Instruments, Inc. (the Company) as of October 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended October 31, 2013 and 2012. Bison Instruments, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bison Instruments, Inc. as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

Minneapolis, Minnesota

January 27, 2014

bison instruments, inc.

Consolidated Balance Sheets

(Expressed in United States dollars)

October 31, 2013 and 2012

	2013	2012

Assets

Cash	$931	$1,024
	$931	$1,024

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accrued liabilities	$11,289	$5,417

Advances from shareholder (note 3)	501,200	446,200

Stockholders' equity (deficiency):	(511,558)	(450,593)

Going concern uncertainty(note 2)
	$931	$1,024

See accompanying notes to consolidated financial statements.

On behalf of the Board:

__________________________	Director

__________________________	Director

bison instruments, inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

Years ended October 31, 2013 and 2012

	Common Stock
	Number of Authorized Shares	Number of Issued Shares	Amount	Additional Paid-in Capital	Deficit	Total
Balance, October 31, 2011	60,000,000	888,180	88,818	913,826	(1,382,644)	(380,000)
Loss for the year	-	-	-	-	(70,593)	(70,593)
Balance, October 31, 2012	60,000,000	888,180	$88,818	$913,826	$(1,453,237)	$(450,593)
Loss for the year	-	-	-	-	(60,965)	(60,965)
Balance, October 31, 2013	60,000,000	888,180	$88,818	$913,826	$(1,514,202)	$(511,558)

See accompanying notes to consolidated financial statements.

bison instruments, inc.

Consolidated Statements of Operations

(Expressed in United States dollars)

Years ended October 31, 2013 and 2012
	2013	2012

Expenses:
Shareholder relations	$19,214	$19,537
Professional fees	31,703	39,589
Management fees	4,500	5,250
Directors’ fees	2,000	2,000
Office and general	3,548	4,217
	60,965	70,593

Loss for the year	$(60,965)	$(70,593)

Basic and diluted earnings (loss) per share	$(0.07)	$(0.08)

Weighted average number of shares	888,180	888,180

See accompanying notes to consolidated financial statements.

bison instruments, inc.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

Years ended October 31, 2013 and 2012
	2013	2012

Cash provided by (used in):

Cash flows from operating activities:
Loss for the year	$(60,965)	$(70,593)

Increase (decrease) in accrued liabilities	5,872	(6,392)

Net cash used in operating activities	(55,093)	(76,985)

Financing:
Increase in advances from shareholder	55,000	73,000

Net decrease in cash	(93)	(3,985)

Cash, beginning of year	1,024	5,009

Cash, end of year	$931	$1,024

See accompanying notes to consolidated financial statements.

bison instruments, inc.

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended October 31, 2013 and 2012

Bison Instruments, Inc. (the "Company") was engaged in the manufacture and sale of electronic instrumentation. The Company sold substantially all of its operating assets during the two fiscal years of 1998 and 1999. In the fiscal years 2012 and 2013, the business was commercially inactive. Andus Inc. ("Andus") owns approximately 67.05% of the Company's outstanding common stock. Andus is a subsidiary of Androcan Inc. of Toronto, Canada.

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

      (d)    Earnings (loss) per share:

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average shares outstanding during the year. For each of the years ended October 31, 2013 and 2012 there were no outstanding dilutive securities. The earnings (loss) per share computations are based on the weighted average number of common shares outstanding of 888,180 during each year.

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

(f)   Accounting for uncertainty in income taxes:

The Company has taken no uncertain tax positions that require adjustments to the financial statements. The Company will recognize future accrued interest and penalties related to unrecognized tax positions in income tax expense as incurred. The Company is no longer subject to Federal tax examinations by tax authorities for years before 2010 and state examinations for years before 2010.

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

3.     Related party transactions:

The advances from shareholder are payable to Andus Inc., the majority shareholder of the Company. The advances are non-interest bearing, unsecured, and have no specific terms of repayment. Because the Company has no means to generate the revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers, Andus has undertaken to fund the Company’s normal management and corporate expenses at levels of present expenditures until at least May 1, 2014, and not to demand repayment of the advances from shareholder before May 1, 2014. Past practice has been to extend the committed support for one fiscal year from the balance sheet date. Currently, the commitment is until May 1, 2014. During the years ended October 31, 2013 and 2012, Andus Inc. advanced an additional $55,000 and $73,000, respectively. Subsequent to October 31, 2013, Andus Inc. advanced an additional $35,000 to the Company.

The General manager, Larry Martin, administers the corporate affairs of the Company and monitors residual business matters. During the year ended October 31, 2013, the Company paid Mr. Martin $4,500 (2012-$5,250) for these services. At October 31, 2013 and 2012, accrued liabilities included a payable to Mr. Martin in the amount of $600 and $300 respectively. An office is maintained in Chanhassen, Minnesota, which is provided free of charge by Mr. Martin. An affiliate of Andus Inc., the majority shareholder, provides management and accounting services at no charge to the Company.

4.     Income taxes:

The Company’s statutory income tax rate is 38.4% (2012, 38.4%).

The tax effects of temporary differences, resulting from net operating loss carryforwards of approximately $1,301,500 (2012 - $1,240,500), that give rise to significant portions of deferred tax assets are approximately $500,000 (2012 - $476,000). In 2013, the valuation allowance increased approximately $24,000, composed of increases to allowances due to net operating loss carryforwards.

The details at October 31, 2013 and 2012 are presented as follows:

	2013	2012

Expected tax benefit using statutory rates	$(500,000)	$(476,000)
Valuation allowance	500,000	476,000

Deferred tax asset	$--	$--

The current year tax provision

is as follows:

	2013	2012

Expected tax benefit using statutory rates	$23,000	$27,000
Increase in valuation allowance	(23,000)	(27,000)

Current tax expense	$--	$--

Loss carry-forwards expire as follows:

2018	$649,000
2019	2,000
2020	16,000
2021	47,000
2022	30,000
2023	33,000
2024	32,500
2025	60,000
2026	36,000
2027	44,000
2028	48,000
2029	53,000
2030	53,000
2031	66,000
2032	71,000
2033	61,000
$1,301,500

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

Item 9.       Changes in and Disagreements with Accountants

In connection with the two most recent fiscal years ended October 31, 2013 and 2012 or subsequent interim periods, there were no disagreements or reportable events between Bison Instruments, Inc. and Eide Bailly, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Part III

Item 10. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS
Name	Age	Positions Held in Bison	Term of Office	Served Since
Fred E. Ross	83	Director and Chief Executive Officer	1 year	2011
Allan D. Erickson	71	Director	1 year	1982
Lawrence M. Martin	72	Director and General Manager	1 year	1998

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

Allan Erickson, Fred E. Ross and Lawrence M. Martin were each required to file an Annual Statement of Change in Beneficial Ownership on Forms by December 15, 2013, which were filed on time.

Lawrence M. Martin is the Chairman of the Audit Committee. As he is Acting General Manager, and a Director of the Company, he is not independent.

COMPANY OFFICER
Name	Age	Positions Held in Bison	Term of Office	Served Since
Eric D. Sunshine	65	Chief Financial Officer	1 year	2010

Eric D. Sunshine. Mr. Sunshine has been controller of Bison Instruments, Inc. since 2000 and Chief Financial Officer since 2010. Mr. Sunshine is also controller of Androcan Inc.

Eric D. Sunshine was required to file an Annual Statement of Change in Beneficial Ownership on Forms 5 by December 15, 2013 which was filed on time.

Item 11. Executive Compensation.

(a)      Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options /SARs (#)	Payouts ($)	Compensation ($)
Fred E. Ross, Chief Executive Officer	2013	nil	nil	nil	nil	nil	nil	nil

(b)      Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
N/A	-	-	-	-

(c)      Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-money Options/SARs at FY- End ($) Exercisable/Unexercisable
N/A	-	-	-	-

(d)      Long-term Incentive Plans – Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
N/A	-	-	-	-	-

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

October 31, 2012	$21,350
October 31, 2013 - estimated	$21,800

(2)   Audit - Related Fees

N/A

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are:

October 31, 2012	$2,500
October 31, 2013 - estimated	$2,500

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

Date: January 27, 2014

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:	/s/ Bison Instruments, Inc.

	/s/ Fred E. Ross	(Signature)
Fred E. Ross
Chief Executive Officer, and Director

	/s/ Eric D. Sunshine	(Signature)
Eric D. Sunshine
Chief Financial Officer

Date: January 27, 2014